Form 10-K405
period 1997-12-31
HIGHLAND BANCORP INC
filed 1998-03-31
CIK 1048486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________

                      COMMISSION FILE NUMBER: __________

                            HIGHLAND BANCORP, INC.
            (Exact name of Registrant as specified in its Charter)

         DELAWARE                                             95-4654552
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

  601 SOUTH GLENOAKS BOULEVARD, BURBANK, CALIFORNIA            91502
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (818) 848-4265

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X     No ____
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $36,988,151. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Common Stock of the Registrant outstanding as of March 23, 1998 was 2,322,687.

         The following documents are incorporated by reference herein:
         ------------------------------------------------------------

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1998 are incorporated by reference into
Part III herein.

     Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Highland (as defined below) operates, projections of future performance, perceived opportunities in the market and statements regarding Highland's mission and vision. Highland's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business-Factors that May Affect Future Results."

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Highland Bancorp, Inc. ("Highland") is a corporation organized under the laws of the State of Delaware on September 29, 1997 for the primary purpose of becoming the holding company of Highland Federal Bank, a Federal Savings Bank (the "Bank"). On December 16, 1997, after obtaining the necessary stockholder and regulatory approvals, Highland and the Bank effected a reorganization whereby each issued and outstanding share of Common Stock, $1.00 stated value, of the Bank was converted into one share of Common Stock, $0.01 par value, of Highland, and the Bank became a wholly-owned subsidiary of Highland (collectively, the "Reorganization"). See "Item 4. Submission of Matters to a Vote of Security Holders." Highland is registered as a savings and loan holding company under applicable federal law and regulations.

     The Bank is a federally chartered and insured savings bank which was organized in 1968 as a federal mutual savings and loan association and converted in 1982 to a federal stock savings and loan association. In 1989, the Bank changed its name from Highland Federal Savings and Loan Association to its present name, Highland Federal Bank, a Federal Savings Bank.

     The Bank provides financial services through seven offices located in communities within Los Angeles County, California, including two offices in the South Bay area and five offices spread out across the San Gabriel Valley, Northern Los Angeles and Santa Monica. See "Market Area and Competition." The Bank's lending activity focuses on originating multi-family residential mortgage loans, commercial real estate loans and construction loans principally in Southern California. The Bank's lending and investment activities are funded primarily through deposits derived from the Bank's branch network and through borrowings from the Federal Home Loan Bank ("FHLB") System. The principal executive offices of Highland and the Bank are located at 601 South Glenoaks Boulevard, Burbank, California 91502, and its telephone number at that address is (818) 848-4265. Highland's stock is traded on the Nasdaq National Market under the trading symbol "HBNK."

     At December 31, 1997, Highland had total consolidated assets of a $549.6 million, total consolidated deposits of $363.7 million and total consolidated stockholders' equity of $41.5 million. Highland's principal sources of funds have been and are expected to be dividends paid by the Bank. There are legal and contractual limitations that are imposed on the amount of fees and dividends that may be paid by the Bank to Highland. See "Business-Supervision and Regulation-Regulation of the Bank."

     At and for the year ending December 31, 1997, the financial information and discussion contained in this Report on Form 10-K reflect the operations of Highland. Prior periods presented in this Report on Form 10-K reflect the operations of the Bank. Therefore, all information, including financial statements and tables for periods prior to the Reorganization, presented in this Annual Report and the financial statements attached hereto assume that the Reorganization was effective at the beginning of the periods presented. Unless otherwise stated or indicated, all references to "Highland" or "the Bank" include their respective subsidiaries on a combined basis.

LENDING ACTIVITIES

LOAN PORTFOLIO AND ORIGINATION
------------------------------

     Highland's lending strategy is to focus primarily on niches in real estate lending in its market areas that management believes are currently not generally targeted by traditional lenders. While niche lending markets generally entail greater credit risks, management believes that borrowers in these markets are also generally willing to pay the higher rates required to compensate Highland for the increased risk and higher costs associated with such loans. Highland's lending activities focus primarily on origination of multi-family residential mortgage loans, commercial real estate loans and construction loans principally in Highland's market areas. Highland's lending and investment activities are funded primarily through deposits derived from the Bank's branch network and through borrowings from the FHLB.

     Loan Portfolio Composition.    Highland's loan portfolio consists primarily
of first trust deed loans secured by one-to-four family residential properties, multi-family residential properties (five or more units) and commercial properties. At the end of 1996, Highland discontinued its lending operations related to the originating of loans secured by one-to-four family residential properties. At December 31, 1997, Highland had total gross loans outstanding of $444.7 million, which included $64.5 million of one-to-four family residential mortgage loans, $214.5 million of multi-family mortgage loans, $154.7 million of commercial real estate loans, $10.5 million of construction and land loans and $0.5 million of consumer loans.

     The following table sets forth information concerning the composition of Highland's loan portfolio at the dates indicated:

                                                                          AT DECEMBER 31
                                        -------------------------------------------------------------------------------
                                                   1997                        1996                       1995
                                        -----------------------       ----------------------      ---------------------
                                                       PERCENT                      PERCENT                    PERCENT
                                                       OF TOTAL                     OF TOTAL                   OF TOTAL
                                         AMOUNT          LOANS         AMOUNT         LOANS        AMOUNT       LOANS
                                        --------       --------       --------      --------      --------     --------
                                                                      (DOLLARS IN THOUSANDS)
Real estate(1):
   One- to four-family...........       $ 64,558          14.52%      $ 82,436         21.42%     $ 99,724        30.82%
   Multi-family..................        214,462          48.23        180,940         47.00       127,073        39.27
   Commercial....................        154,717          34.79        116,389         30.23        88,326        27.30
   Construction and land.........         10,465(2)        2.35          3,954(2)       1.03         7,543         2.33
Consumer.........................            493           0.11          1,244          0.32           923         0.28
                                        --------       --------       --------      --------      --------     --------
       Total loans...............        444,695         100.00%       384,963        100.00%      323,589       100.00%
                                                       ========                     ========                   ========
Less:
   Undisbursed loan
     funds.......................          6,653                         1,439                       1,066
   Deferred loan fees, net.......          1,957                         2,303                       2,473
   Allowance for loan
     losses......................          8,848                         7,676                       7,056
                                        --------                      --------                    --------
       Total loans, net..........       $427,237                      $373,545                    $312,994
                                        ========                      ========                    ========
                                        ----------------------------------------------
                                                1994                      1993
                                        --------------------      --------------------
                                                    PERCENT                   PERCENT
                                                    OF TOTAL                  OF TOTAL
                                         AMOUNT      LOANS         AMOUNT       LOANS
                                        --------    --------      --------    --------
Real estate(1):
   One- to four-family...........       $ 96,742       33.98%     $112,292       37.70%
   Multi-family..................         92,931       32.64        98,892       33.21
   Commercial....................         91,937       32.29        81,213       27.27
   Construction and land.........          2,316        0.81         4,491        1.51
Consumer.........................            780        0.28           933        0.31
                                        --------    --------      --------    --------
       Total loans...............        284,706      100.00%      297,821      100.00%
                                                   =========                  ========
Less:
   Undisbursed loan
     funds.......................            197                       376
   Deferred loan fees, net.......          2,654                     2,906
   Allowance for loan
     losses......................          8,832                     5,142
                                        --------                  --------
       Total loans, net..........       $273,023                  $289,397
                                        ========                  ========

___________________
(1) Consists of loans receivable less participations and unamortized premiums or discounts.
(2) Includes construction loans of $7,355,900, $0 and $1,875,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1997 and $0, $650,000 and $1,605,000 respectively, at December 31, 1996. Highland had no construction loans prior to 1995.

     Loan Maturity. The following table sets forth the final contractual maturities of Highland's gross loans at December 31, 1997:

                                                                   AT DECEMBER 31, 1997
                                   -----------------------------------------------------------------------------------
                                      ONE     MORE THAN    MORE THAN    MORE THAN    MORE THAN      MORE
                                    YEAR OR   1 YEAR TO   3 YEARS TO   5 YEARS TO   10 YEARS TO     THAN       TOTAL
                                     LESS      3 YEARS     5 YEARS      10 YEARS     20 YEARS     20 YEARS     LOANS
                                   --------   ---------   ----------   ----------   -----------   --------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family.........      $   109   $      80   $    1,285   $    4,291   $    10,314   $ 48,479   $  64,558
  Multi-family................          433       7,680        5,924       21,078       159,373     19,974     214,462
  Commercial..................          247       3,499        5,812       28,437       105,761     10,961     154,717
  Construction and land.......        6,996       2,669           70          142           588         --      10,465
Consumer......................          300          50           27          116            --         --         493
                                   --------   ---------   ----------   ----------   -----------   --------   ---------
     Total amount due.........     $  8,085   $  13,978   $   13,118   $   54,064   $   276,036   $ 79,414   $ 444,695
                                   ========   =========   ==========   ==========   ===========   ========   =========

     The following table sets forth, as of December 31, 1997, the dollar amounts of gross loans receivable that are contractually due after December 31, 1998 and whether such loans have fixed or adjustable interest rates:

                                                          DUE AFTER DECEMBER 31, 1998
                                                  -------------------------------------------
                                                   FIXED(1)       ADJUSTABLE         TOTAL
                                                  ----------     ------------     -----------
                                                            (DOLLARS IN THOUSANDS)
          Real estate:
            One- to four-family...............    $   55,540     $      8,909     $    64,449
            Multi-family......................        51,268          162,761         214,029
            Commercial........................        51,230          103,240         154,470
            Construction and land.............           398            3,071           3,469
          Consumer............................           193               --             193
                                                  ----------     ------------     -----------
               Total loans receivable.........    $  158,629     $    277,981     $   436,610
                                                  ==========     ============     ===========

          ______________
          (1)  Includes fixed-rate three-year rollover loans.

     Loan Origination and Sale. Prior to 1994, substantially all of Highland's loan originations were generated on a retail basis through the Bank's branch offices. In mid-1994, management of Highland adopted a new loan origination strategy and hired new loan officers, who rely on a network of loan brokers operating throughout Southern California for sources of loan applications. The loan officers operate primarily in certain of the Bank's branch offices and three loan processing centers located in Orange County, San Diego County and Sacramento. Management believes that Highland's new loan origination strategy is not only a more cost-effective means of originating loans, but also affords Highland improved access to potential loan transactions and greater geographic diversification in Southern California in its loan portfolio. Management believes that Highland's lending specializations, service-oriented approach, timely decision making process and competitive fee structure provide incentives for brokers to do business with Highland.

     In late 1996, Highland decided to cease origination of sub-prime loans secured by one-to-four family residential properties. This decision was made because Highland believed that cost associated with the origination of such loans was higher relative to its other lending areas, and that competition for such product was intensifying.

     From time to time, Highland may sell loans in order to achieve its asset/liability objectives. During 1997, Highland sold loans totaling $4.3 million which consisted of $1.5 million of single-family loans, $1.9 million of multi-family loans and $0.9 million of commercial real estate loans. During 1996, Highland sold $12.5 million of single-family loans designated as available-for-sale.

     The following table sets forth Highland's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             1997       1996         1995        1994        1993
                                           --------    --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
     Beginning balance................     $373,545    $312,994    $273,023    $289,397    $315,684
                                           --------    --------    --------    --------    --------
     Loans originated:
       Real Estate:
          One- to four-family.........          257      11,451      18,423       8,063      13,930
          Multi-family................       53,997      62,634      48,160      12,590      15,198
          Commercial..................       53,324      36,632      15,587      21,126      10,105
          Construction and land.......       10,068         606       5,502          --         732
     Consumer.........................          977       1,149       1,352       3,740       1,458
                                           --------    --------    --------    --------    --------
          Total loans originated......      118,623     112,472      89,024      45,519      41,423
     Loans purchased..................          396       7,690          --          --       2,248
                                           --------    --------    --------    --------    --------
          Total.......................      119,019     120,162      89,024      45,519      43,671
                                           --------    --------    --------    --------    --------
     Less:
       Principal repayments...........       58,159      44,068      42,988      60,012      59,192
       Sales of loans.................        4,262      12,527       7,257       3,053       1,990
       Other net changes(1)...........        2,906       3,016      (1,192)     (1,172)      8,776
                                           --------    --------    --------    --------    --------
          Total loans.................     $427,237    $373,545    $312,994    $273,023    $289,397
                                           ========    ========    ========    ========    ========

_____________________
(1) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

     LOAN SERVICING. Loan servicing is centralized at Highland's corporate headquarters. In addition to servicing loans owned by Highland, Highland is servicing $5.5 million of loans originated by it but subsequently sold to other institutions.

     Highland's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, loan data is entered into Highland's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that begin with reminders of the borrower's payment obligation and progress to an advice that a notice of default may be forthcoming. Accounts delinquent more than 30 days are generally transferred to the Bank's Asset Management Department which, following a review of the account and management approval, implements a collection or restructure plan or a foreclosure or note sale strategy, and evaluates any potential loss exposure on the asset. Highland will generally send a notice of intention to foreclose after 30 days of delinquency.

     UNDERWRITING PROCESS. The lending activities of Highland are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in Highland's lending policies and must fit within Highland's strategies for yield and portfolio enhancement. Highland's underwriting procedures require, among other things, a thorough analysis of the borrower's financial condition and the debt coverage ratio of income-producing properties in various interest rate scenarios (utilizing a fully indexed interest rate). The policies also emphasize geographic and product diversification.

     For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan and additionally, an internal field review appraisal is conducted for every loan with a principal balance in excess of $700,000. In addition, the Appraisal Department conducts a review of appraisals on selected loan files, which have constituted at least 50% of all loans originated since June 1994. Also, for all multi-family residential and commercial real estate loans, the responsible loan officer inspects the property and, if the transaction involves a loan over $1.0 million, the property is inspected by either the President, Chief Lending Officer or Chief Credit Officer of the Bank. The Board of Directors of the Bank reviews and approves annually the independent appraisers used by the Bank and the Bank's appraisal policy.

     Subject to the above standards, the Board of Directors of the Bank has authorized the following persons to approve new loans involving total liability of the borrower (new loans plus old loans) of the following amounts: all income property loans up to $2,000,000 require the approval of at least two members of the Loan Committee (consisting of the President, Chief Lending Officer and Branch Administrator), and all loans which bring the total aggregate indebtedness of a borrower to an amount in excess of $2,000,000 require the additional approval of at least two outside directors.

     Multi-family Residential Lending. Highland originates loans secured by multi-family residential properties (five units and greater). Pursuant to the Bank's underwriting policies, a multi-family residential ARM loan may only be made in an amount up to 75% of the appraised value of the underlying property in a sale transaction and 70% on refinancings. In addition, Highland generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.15, based on the fully indexed loan rate.

     Loans secured by multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, Highland considers the borrower's experience in owning and managing similar properties and Highland's lending experience with the borrower.

     Commercial Real Estate Lending. Highland focuses on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. Highland will, from time to time, make a loan secured by a special purpose property such as a restaurant or motel. Pursuant to Highland's underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 70% of the appraised value of the property or the sales price. These loans may be made with terms up to 30 years. Highland's underwriting standards and procedures are similar to those applicable to its multi-family residential loans, whereby Highland considers the net operating income of the property and requires a debt service coverage ratio of at least 1.15, based on a fully indexed rate.

     Loans secured by commercial real estate properties involve the same additional risks as discussed above with respect to multi-family residential loans. Because of this, Highland considers the borrower's experience in owning and managing similar properties and Highland's lending experience with the borrower. Highland's underwriting policies require that the borrower is able to demonstrate strong management skills and the ability to maintain the property's current income.

     Construction And Rehabilitation Lending. On a limited basis, Highland originates loans for the development and rehabilitation of property in its market areas. Highland's construction loans primarily have been made to finance the rehabilitation of apartment buildings and the construction of one- to four-family residential properties or released properties. These loans are generally adjustable rate with maturities of 18 months or less. Highland's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property. As of December 31, 1997, Highland had $9.2 million of construction loans (less undisbursed loan funds of $6.3 million), which amounted to 0.2% of Highland's total loan portfolio. In addition to the lending risks discussed above with respect to multi-family residential and commercial real estate loans, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for the allotted costs. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

CREDIT ADMINISTRATION
---------------------

     The Chief Credit Officer provides independent oversight to the lending function. The Chief Credit Officer reports to the President and has access to the Board of Directors through the Audit Committee of the Board, including holding quarterly meetings with the Audit Committee unaccompanied by other members of management.

     Underwriting criteria are set forth in the Lending Policy Manual, taking into account the types of lending engaged in by Highland. In light of high levels of historic losses in certain lending categories, Highland's underwriting criteria have been revised to reduce the levels of certain types of originations, including residential hotels near Downtown Los Angeles, and special purpose commercial real estate loans. In addition, the Chief Credit Officer and other members of management have established new information systems which management believes have, among other things, resulted in more timely identification of, and development of dispositions plans for, problem assets.

     CREDIT REVIEW AND LOAN CLOSING OVERSIGHT. The Chief Credit Officer and the Credit Review Department monitor all loans for exceptions to loan policies by reviewing each loan before approval is received and assigning a loan risk rating to each proposed credit. Credit Review Department staff also monitor the accuracy of loan risk ratings (as described below) on an ongoing basis by reviewing Highland's management information systems on existing loans.

     The Loan Closing Administration Department, in conjunction with the Credit Review Department, monitors loans for exceptions to loan policies after approval has been obtained but before funding. If documentation exceptions are noted, the exceptions are required to be cured prior to funding. Loan Closing Administration staff track and monitor all exceptions until resolved.

     ASSET QUALITY RATINGS. Highland's asset risk rating system is intended to provide timely identification of potential loan problems in the portfolio and to identify potential areas for modification in Highland's lending policies and procedures. The risk rating system assigns loans to six categories ranging from "pass" to "loss." There are two designations in the "pass" category called "pass" and "watch," which consist of credits found to be of acceptable risk. Loans in this category are generally performing in accordance with their terms, have significant net operating income and are protected by the paying capacity of the borrower and/or by the value of the collateral. When a loan shows signs of potential weaknesses that may affect repayment of the loan or the collateral, the loan is reclassified "special mention." A loan which has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified "substandard." Loans that exhibit signs of questionable repayment are classified "doubtful" and loans that show signs of partial or full loss are subject to a specific loss allocation.

     The Internal Asset Review Committee ("IARC") is responsible for reviewing and approving asset classifications and the adequacy of the allowance for loan losses. The IARC meets monthly and reports its findings and recommendations for risk ratings of assets, potential problem assets and changes in ratings of previously classified assets to the Board of Directors on a monthly basis. The IARC consists of the Chief Credit Officer, Chief Executive Officer, Chief Lending Officer, Chief Financial Officer and Senior Vice President for Loan Administration.

     The Chief Credit Officer reviews, on a periodic basis, various segments of the loan portfolio and makes periodic reports to senior management, internal and external auditors and regulatory agencies to facilitate an objective assessment of the overall asset quality, risks and trends of asset categories. The Chief Credit Officer also meets periodically with the Audit Committee of the Board in order to provide an added degree of independence to his analyses and recommendations.

     TROUBLED ASSET MANAGEMENT. All classified assets, special mention and watch-list credits are generally reported to IARC monthly, through Asset Classification Reports ("AC Reports"). These reports are prepared by the Loan Administration and Internal Asset Review Departments and, in addition to identifying problem loans, specify corrective strategies and dates for accomplishing the strategies.

     When evaluating the AC Reports, management determines if specific reserves should be set up on impaired loans, depending on the nature of the problem and the underlying collateral. If there is erosion in either the borrower's cash flow or underlying collateral value, prompt action is taken to protect Highland's position. Such actions may include taking additional collateral, obtaining further guaranties, declaring a default and accelerating the loan, and such other legal remedies as may be available to Highland pursuant to the loan documents in order to take control of the collateral. The AC Reports are summarized on the Troubled Asset Report, which is used to monitor the activity of credits both in terms of changing loan balances and forecasting based on risk ratings and dispositions. Furthermore, the Troubled Asset Report and AC Report are provided to the IARC for review and analysis, and ultimately to the Board of Directors in monthly Board packages.

     Concentrations of Credit.    Under federal law, the Bank's ability to make
aggregate loans to one borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 1997 this amount was $6.6 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily marketable collateral (defined to include only certain financial instruments and gold bullion), although management generally does not make loans in excess of $2.0 million. The Bank's largest single loan was for approximately $1.9 million at December 31, 1997. As of December 31, 1997, the Bank had five lending relationships which exceeded $2.0 million in aggregate indebtedness. These lending relationships are comprised of a number of separate multi-family residential loans to long-time borrowers of the Bank. All such loans were performing and were not classified at December 31, 1997.

NONPERFORMING ASSETS
--------------------

     The following table sets forth the amounts of nonaccrual loans, real estate owned ("REO") and troubled debt restructurings ("TDRs") at the dates indicated:

                                                                                     AT DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                    1997       1996      1995      1994       1993
                                                                 ----------  --------  ---------  --------  --------
                                                                                     (Dollars in thousands)
Nonaccrual loans:
   Real estate:
      One-to-four family....................................       $ 1,951   $   474   $ 1,506    $ 1,964    $   422
       Multi-family.........................................         1,584     1,320     2,181      4,826      4,918
       Commercial...........................................           913     1,653     1,496      2,248      4,212
        Construction and land...............................            --        --        --         --        459
   Consumer.................................................            37         8        37         --         --
                                                                   -------   -------   -------    --------   -------
        Total...............................................         4,485     3,455     5,220      9,038     10,011
REO.........................................................         1,543     1,400     2,966      6,791      9,169
                                                                   -------   -------   -------    -------    -------
        Total nonperforming assets..........................       $ 6,028   $ 4,855   $ 8,186    $15,829    $19,180
                                                                   =======   =======   =======    =======    =======
TDRs........................................................       $ 4,642   $ 7,428   $ 9,377    $ 8,877    $ 7,567
                                                                   =======   =======   =======    =======    =======
Allowance for loan losses as a percent
   of gross loans receivable (1)............................          2.02%     2.00%     2.18%      3.10%      1.73%
Allowance for loan losses as a percent
   of total nonperforming loans.............................        197.28%   222.24%   135.20%     97.72%     51.36%
Nonperforming loans as a percent of
   gross loans receivable (1)...............................          1.01%     0.90%     1.61%      3.17%      3.36%
Nonperforming assets as a percent of
   total assets.............................................          1.10%     0.99%     1.78%      3.41%      4.28%

______________________

(1) Gross loans receivable includes loans receivable less loan participations and unamortized premiums and discounts.

     Nonaccrual Loans.    Loans are automatically placed on nonaccrual status
when principal or interest payments are past due greater than 90 days (no loans past due greater than 90 days are still on accrual status). At December 31, 1997, Highland had 28 loans on nonaccrual status consisting of thirteen one-to-four family residential loans, eight multi-family residential loans, five commercial real estate loans and two consumer loans. Interest income foregone by Highland on nonaccrual loans compared to the original terms of such loans during 1997 and 1996 totaled $396,000 and $692,000, respectively.

     Real Estate Owned.    Highland's general policy is to initiate foreclosure
proceedings when loans are more than 30 days past due. Some loans that are more than 30 days past due are never actually foreclosed upon, however, because the borrower brings the account current before a formal notice of default is filed. Assets classified as REO include properties upon which Highland has foreclosed on the borrower's real estate collateral or a deed has been offered in lieu of foreclosure. At December 31, 1997, Highland's REO portfolio totaled $1.5 million, consisting of two SFR properties, six multi-family residential properties and two commercial real estate properties. No properties are valued at more than $400,000.

     Troubled Debt Restructurings.    A TDR is a loan on which Highland has
reduced the rate of interest to a below-market rate or has forgiven all or part of the interest income or part of the principal balance of the loan due to the borrower's financial condition, including reduced cash flow, reduced collateral value or other conditions that impair the borrower's ability to repay the loan according to the original terms. At December 31, 1997, Highland had 16 loans classified as TDRs. Interest income foregone by Highland on TDRs compared to the original terms of such loans during 1997 and 1996 totaled $179,000 and $261,000, respectively.

     Classified Assets.    The Internal Asset Review and Credit Review
Departments periodically review segments of Highland's loan portfolio and assign to each loan a classification according to Highland's risk rating system. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and REO) at December 31, 1997 and December 31, 1996 were $13.5 million and $15.7 million, respectively. At December 31, 1997, classified assets consisted of 60 loans and 10 REO properties. Six classified loans totaling $3.5 million had net principal balances in excess of $500,000 at December 31, 1997, and no REO properties exceeded $500,000 at such date.

     Delinquent Loans.    The following tables set forth loans delinquent 30-59
days and 60-89 days in the loan portfolio as of the dates indicated:


                                          AT DECEMBER 31, 1997          AT DECEMBER 31, 1996               AT DECEMBER 31, 1995
                                      --------------------------     -----------------------------      -------------------------
                                        30-59 DAYS   60-89 DAYS        30-59 DAYS       60-89 DAYS        30-59 DAYS   60-89 DAYS
                                         PRINCIPAL    PRINCIPAL         PRINCIPAL       PRINCIPAL          PRINCIPAL    PRINCIPAL
                                          BALANCE      BALANCE           BALANCE         BALANCE            BALANCE      BALANCE
                                         OF LOANS     OF LOANS          OF LOANS         OF LOANS          OF LOANS     OF LOANS
                                      ------------   -----------     ------------       ----------      ------------   ----------
                                                                         (DOLLARS IN THOUSANDS)

Real Estate:
     One-to-four family.............    $   364      $   272           $   1,640         $  1,779         $   385      $    30
     Multi-family...................        202          704               2,069            1,577           1,104          802
     Commercial.....................        285        1,321                 512              213           1,735          606
     Construction and land..........         --           --                  --               --              --           --
Consumer............................         --           --                  --               --              --           --
                                        -------      -------           ---------         --------         -------      -------
     Total..........................    $   851      $ 2,297           $   4,221         $  3,569         $ 3,224      $ 1,438
                                        =======      =======           =========         ========         =======      =======
Delinquent loans to total loans(1)..       0.20%        0.54%               1.10%            0.93%           1.00%        0.44%

(1) Total loans includes loans receivable less loan participations and unamortized premiums and discounts.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

     In determining the adequacy of the allowance, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including levels of problem loans, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Highland's allowance for loan loses. Such agencies may require Highland to make additional provisions for loan losses based upon judgments which differ from those of management.

     The following table sets forth information regarding Highland's allowance for loan losses at the dates and for the periods indicated:

                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                          1997        1996         1995         1994         1993
                                                       ---------    --------     --------     ---------   -----------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period....................     $  7,676     $  7,056     $  8,832     $  5,142     $  3,053
Provision for loan losses.........................        5,164        3,930        5,221       13,536        6,758
Chargeoffs:
    Real estate loans:
       One-to-four family.........................          432          590        1,196          867        1,895
       Multi-family...............................        2,650        1,925        4,936        7,278        2,031
       Commercial.................................          895          785        1,616        1,229          338
       Construction and land......................           13           21          164          472          405
    Consumer......................................            2            2           --           --           --
                                                       --------     --------     --------     --------     --------
       Total......................................        3,992        3,323        7,912        9,846        4,669
Recoveries........................................           --           13          915           --           --
                                                       --------     --------     --------     --------     --------
Balance at end of period..........................     $  8,848     $  7,676     $  7,056     $  8,832     $  5,142
                                                       ========     ========     ========     ========     ========

     Highland made provisions for loan losses during 1993 and 1994 at historically high levels and loan chargeoffs during these years exceeded the allowance at the beginning of each such year, primarily due to the worsening of economic conditions in Highland's market areas and declines in real estate values during these years. As the level of nonaccrual loans and foreclosed loans began decreasing in 1995 and 1996, Highland's provision for loan losses also decreased during these years. Highland's increased provision for 1997 compared with 1996 reflects moderate increases in the levels of loan chargeoffs and nonaccrual loans during 1997. Nonaccrual loans decreased from $5.2 million at the beginning of 1996 to $3.5 million at the beginning of 1997, then increased to $4.5 million at December 31, 1997. However, classified assets declined to $13.5 million at December 31, 1997 from $15.7 million at December 31, 1996, while the allowance for loan losses as a percentage of total nonperforming loans decreased from 222.24% at December 31, 1996 to 197.28% at December 31, 1997.

     Highland's allowance for loan losses was $8.8 million at December 31, 1997. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. While management believes that these estimates and assumptions are reasonable, there can be no assurances that they will not prove incorrect in the future. The actual amount of future provisions that may be required cannot be determined as of the date hereof, and such provisions may exceed the amounts of past provisions.

     The following tables set forth Highland's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

                                                                         AT DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                              1997                           1996                                    1995
                               ---------------------------------  --------------------------------  ------------------------------
                                                      PERCENT OF                          PERCENT                          PERCENT
                                                      LOANS IN                            OF LOANS                         OF LOANS
                                          PERCENT OF    EACH                 PERCENT OF   IN EACH             PERCENT OF   IN EACH
                                          ALLOWANCE   CATEGORY               ALLOWANCE    CATEGORY            ALLOWANCE    CATEGORY
                                          TO TOTAL    TO TOTAL               TO TOTAL     TO TOTAL            TO TOTAL     TO TOTAL
                                AMOUNT    ALLOWANCE     LOANS       AMOUNT   ALLOWANCE    LOANS       AMOUNT  ALLOWANCE      LOANS
                                ------    ---------   ----------    ------   ---------    --------    ------  ---------    --------
                                                                       (DOLLARS IN THOUSANDS)
Real estate:
   One-to-four family........   $  905      10.23%      14.52%      $  958    12.48%       21.42%     $1,411    20.00%      30.82%
   Multi-family..............    5,337      60.32       48.23        4,686    61.05        47.00       3,443    48.80       39.27
   Commercial................    2,312      26.13       34.79        1,898    24.73        30.23       2,093    29.66       27.30
   Construction and land.....      183       2.07        2.35          134     1.74         1.03          92     1.30        2.33
   Consumer..................      111       1.25        0.11           --       --         0.32          17     0.24        0.28
                                ------     ------      ------       ------   ------       ------      ------   ------      ------
      Total..................   $8,848     100.00%     100.00%      $7,676   100.00%      100.00%     $7,056   100.00%     100.00%
                                ======     ======      ======       ======   ======       ======      ======   ======      ======


                                                                      AT DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                            1994                                  1993
                                              --------------------------------      ----------------------------------
                                                                      PERCENT OF                           PERCENT OF
                                                        PERCENT OF    LOANS IN               PERCENT OF    LOANS IN
                                                        ALLOWANCE     EACH                   ALLOWANCE     EACH
                                                        TO TOTAL      CATEGORY TO            TO TOTAL      CATEGORY TO
                                              AMOUNT    ALLOWANCE     TOTAL LOANS   AMOUNT   ALLOWANCE     TOTAL LOANS
                                              ------    ---------     ----------    ------   ---------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Real estate:
   One- to four-family.....................   $1,637      18.53%       33.98%       $  849     16.51%         37.70%
   Multi-family............................    5,306      60.08        32.64         2,139     41.60          33.21
   Commercial..............................    1,793      20.30        32.29         1,976     38.43          27.27
   Construction and land...................       84       0.95         0.81           165      3.21           1.51
Consumer...................................       12       0.14         0.28            13      0.25           0.31
                                              ------     ------       ------        ------    ------         ------
      Total................................   $8,832     100.00%      100.00%       $5,142    100.00%        100.00%
                                              ======     ======       ======        ======    ======         ======


INVESTMENT ACTIVITIES
---------------------

     Federally chartered savings institutions such as the Bank are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investment as liquid assets under the regulations of the Office of Thrift Supervision ("OTS"). See "Supervision and Regulation-Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of Highland, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement Highland's lending activities. Specifically, Highland's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. Highland's policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. Highland's policies provide that all investment purchases between $3.0 million and $10.0 million must be approved by two officers of the Investment Committee (either the President, Chief Financial Officer or Chief Lending Officer) while all investment purchases exceeding $10.0 million require the approval of two officers of the Investment Committee and two outside directors of the Asset/Liability Committee and must be ratified by the Board of Directors.

     At December 31, 1997, Highland held $15.5 million in U.S. Treasury and agency securities. Highland's mortgage-backed security ("MBS") portfolio consists of seasoned fixed-rate and balloon MBSs, longer-term fixed-rate securities and adjustable-rate securities. At December 31, 1997, all of Highland's MBSs were insured or guaranteed by either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association, including a cost basis of $34.4 million in MBSs available-for-sale. Investments in MBSs involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following tables set forth the carrying values and estimated fair values of Highland's investment portfolio at the dates indicated:

                                                    AT DECEMBER 31, 1997       AT DECEMBER 31, 1996          AT DECEMBER 31, 1995
                                                  -----------------------     ------------------------     ------------------------
                                                    AMORTIZED   ESTIMATED      AMORTIZED    ESTIMATED        AMORTIZED   ESTIMATED
                                                      COST     FAIR VALUE        COST       FAIR VALUE         COST      FAIR VALUE
                                                  -----------  ----------     ----------    ----------     -----------   ---------
                                                                                (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   U.S. Treasury and agency securities.........   $  15,481    $  15,459      $  2,982      $  2,968       $  2,972      $  2,960
   Mortgage-backed securities..................      34,400       34,176        34,431        34,070         41,438        40,914
                                                  ---------    ---------      --------      --------       --------      --------
       Total debt securities...................   $  49,881    $  49,635      $ 37,413      $ 37,038       $ 44,410      $ 43,874
                                                  =========    =========      ========      ========       ========      =========

                                                    AT DECEMBER 31, 1997       AT DECEMBER 31, 1996          AT DECEMBER 31, 1995
                                                  -----------------------     ------------------------     ------------------------
                                                    AMORTIZED   ESTIMATED      AMORTIZED    ESTIMATED        AMORTIZED   ESTIMATED
                                                      COST     FAIR VALUE        COST       FAIR VALUE         COST      FAIR VALUE
                                                  -----------  ----------     ----------    ----------     -----------   ---------
                                                                                (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
   Mortgage-backed securities..................   $  15,419    $  15,263      $ 17,969      $ 17,493       $ 20,787      $ 20,558
                                                  =========    =========      ========      ========       ========      =========

     The contractual maturities of debt securities held-to-maturity and available-for-sale at December 31, 1997 were as follows:

                                                                      HELD-TO-MATURITY                  AVAILABLE-FOR-SALE
                                                            ------------------------------         ----------------------------
                                                             AMORTIZED          ESTIMATED           AMORTIZED       ESTIMATED
                                                                COST            FAIR VALUE            COST          FAIR VALUE
                                                            -----------        ------------        -----------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
     Due from one year to five years.....................   $      --          $     --            $  29,900       $   29,714
     Due from five to ten years..........................       2,711             2,677                   11               11
     Due after ten years.................................      12,708            12,586               19,970           19,910
                                                            ---------          --------            ---------       ----------
         Total...........................................   $  15,419          $ 15,263            $  49,881       $   49,635
                                                            =========          ========            =========       ==========


SOURCES OF FUNDS

GENERAL
-------

     Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and FHLB advances are the primary sources of Highland's funds for use in lending, investing and for other general purposes.

DEPOSITS
--------

     Highland offers a variety of deposit accounts with a range of interest rates and terms. Highland's deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. At December 31, 1997, certificates of deposit constituted 80.8% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Highland's deposits are obtained predominantly from the areas in which the Bank's branch offices are located. Highland relies primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain these deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect Highland's ability to grow and retain deposits. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the type of deposits accounts offered by Highland. Highland does not currently accept brokered deposits.

     The following table represents the deposit activity of Highland for the periods indicated:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                         1997          1996         1995
                                                                     ------------  ------------  ---------
                                                                               (DOLLARS IN THOUSANDS)
     Deposits sold.............................................      $(101,843)    $  --         $  --
     Net deposits (withdrawals)................................         62,351      (11,846)      (16,506)
     Interest credited on deposit accounts.....................         18,249       18,068        18,539
                                                                     ---------     --------      --------
     Total increase (decrease) in deposit accounts.............      $ (21,243)    $  6,222      $  2,033
                                                                     =========     ========      ========

     At December 31, 1997, Highland had $71.1 million in non-brokered certificate accounts in amounts of $100,000 or more, consisting of 578 accounts, maturing as follows:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                           MATURITY PERIOD                              AMOUNT                 RATE
               -------------------------------------------------      -----------        ------------------
                                                                         (DOLLARS IN THOUSANDS)
               Three months or less.............................      $  12,014                5.37%
               Over three through six months....................         16,652                5.68
               Over six through 12 months.......................         30,525                5.81
               Over 12 months...................................         11,951                6.00
                                                                      ---------             -------
                     Total......................................      $  71,142                5.74%
                                                                       =========             =======


     The following table sets forth the distribution of Highland's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:


                                                             FOR THE YEARS ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                              1997                               1996                               1995
                              ----------------------------------   --------------------------------    -----------------------------
                                            PERCENT OF                         PERCENT OF                        PERCENT OF
                                              TOTAL     WEIGHTED                 TOTAL     WEIGHTED                TOTAL    WEIGHTED
                              AVERAGE        AVERAGE    AVERAGE    AVERAGE      AVERAGE    AVERAGE     AVERAGE    AVERAGE    AVERAGE
                              BALANCE(1)     DEPOSITS     RATE     BALANCE(1)   DEPOSITS     RATE      BALANCE(1) DEPOSITS    RATE
                              --------      ----------  --------   -------     ----------  --------    -------   ---------- --------
                                                                        (DOLLARS IN THOUSANDS)
Money market savings
 accounts..................  $ 24,135         6.55%       3.62%    $ 23,281       6.21%      2.92%    $ 25,874      6.80%     3.01%
Passbook accounts..........    24,639         6.68        2.42       32,222       8.59       2.65       38,168     10.03      3.34
NOW accounts...............    19,522         5.30        1.71       24,453       6.52       1.42       24,847      6.53      1.94
Noninterest-bearing
 accounts..................     9,107         2.47          --        9,143       2.43         --        6,727      1.77        --
                             --------       ------        ----     --------      -----       ----     --------     -----      ----
    Total..................    77,403        21.00        2.33       89,099      23.75       2.16       95,616     25.13      2.65
Certificate accounts:
    Less than six months...     1,708         0.46        4.62        6,907       1.84       3.49        3,164      0.83      3.73
    Over six through 12
     months................   108,936        29.56        6.31       83,074      22.15       5.00      138,355     36.35      5.57
    Over 12 through 24
     months................   110,581        30.00        4.97      100,613      26.82       6.19       41,598     10.93      5.41
    Over 24 months.........    27,674         7.51        6.28       28,138       7.50       6.30       32,132      8.44      5.84
    IRA/KEOGH..............    42,277        11.47        5.48       67,305      17.94       5.60       69,742     18.32      5.81
                             --------       ------        ----     --------      -----       ----     --------     -----      ----
       Total certificate
        accounts...........   291,176        79.00        5.67      286,037      76.25       5.66      284,991     74.87      5.61
                             --------       ------        ----     --------      -----       ----     --------     -----      ----
       Total average
        deposits...........  $368,579       100.00%       4.97%    $375,136      100.00%     4.82%    $380,607     100.00%    4.87%
                             ========       ======        ====     ========      ======      ====     ========     ======     ====

(1) Average balances are based on average month-end balances during the period.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                        PERIOD TO MATURITY FROM DECEMBER 31, 1997             AT DECEMBER 31,
                              -------------------------------------------------------   --------------------------------
                                             ONE TO   TWO TO     THREE     FOUR TO
                                LESS THAN     TWO      THREE    TO FOUR     FIVE
                                ONE YEAR     YEARS     YEARS     YEARS      YEARS         1997        1996         1995
                              ------------ --------- -------- --------- -------------   ----------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Certificate accounts:
0 to 4.00%................      $      --  $     --  $    --   $    --   $   --         $       --   $     10   $  1,998
4.01 to 6.00%.............        222,041    21,303    2,649       268      329            246,590    246,933    186,168
6.01 to 8.00%.............         20,622    17,252    5,845     1,515    2,201             47,435     53,598     97,311
                              ------------ --------- -------- --------- -------------   ----------   --------   ---------
        Total.............      $ 242,663  $ 38,555  $ 8,494   $ 1,783   $2,530         $  294,025   $300,541   $285,477
                              ============ ========= ======== ========= =============   ==========   ========   =========

BORROWINGS
----------

     From time to time, Highland has obtained advances from the FHLB as an alternative to deposit funds and may make greater use of such funds in the future as part of its operating strategy. These advances are collateralized primarily by certain of Highland's mortgage loans and MBSs and secondarily by Highland's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that FHLB will advance to member institutions, including Highland, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1997, Highland increased its borrowings by a net of $72.5 million. At December 31, 1997, Highland had $135.0 million in outstanding advances from the FHLB and no other borrowings. Of these borrowings, $61.5 million mature in 1998, $49.0 million mature in 1999, $9.5 million mature in 2000 and $15.0 million mature in 2002. The interest rates payable by Highland on its borrowings at December 31, 1997 range from 5.30% to 8.29%.

     The following table sets forth certain information regarding Highland's borrowed funds at the dates and for the periods indicated:

                                                     AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                           1997        1996       1995
                                                     -------------  ----------  -----------
                                                             (DOLLARS IN THOUSANDS)
FHLB advances:
Average balance outstanding..........................     $ 95,979    $39,563    $51,734
Maximum amount outstanding at any month-end
     during the period..............................      $135,000    $62,500    $61,500
Balance outstanding at end of period.................     $135,000    $62,500    $39,500
Weighted average interest rate during the period.....         6.17%      5.96%      5.44%
Weighted average interest rate at end of period......         6.07%      6.19%      5.70%

SUPERVISION AND REGULATION

General
-------

     Upon completion of the Reorganization in December 1997, Highland became a savings and loan holding company within the meaning of the Savings and Loan Holding Company Act. As such, Highland registered with, and is subject to the regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the Federal Deposit Insurance Corporation ("FDIC"), as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. These types of regulation and supervision establish a comprehensive framework of activities in which an institution such as the Bank may engage, and are intended primarily for the protection of the insurance fund and depositors. This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, or in the regulatory structure or the statutes or regulations applicable to the Bank, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Bank and its operations.

     Certain of the regulatory requirements applicable to Highland and the Bank are summarized below or elsewhere herein. The descriptions of statutory provisions and regulations applicable to savings institutions and their holding companies set forth herein do not purport to be complete descriptions of such statutes and regulations or their actual or potential effects on Highland and the Bank, and are qualified in their entirety by reference to such statutes and regulations.

Regulation of Highland
----------------------

     Highland is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Highland will be required to be registered with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     Restrictions on Activities. There are generally no restrictions on the types of activities of a unitary savings and loan holding company. However, if the subsidiary savings institution of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), then such unitary holding company also will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, will have to register as, and become subject to the restrictions applicable to, a bank holding company.

     If Highland were to acquire control of another savings institution, other than through merger or other business combination with the Bank, Highland would thereupon become a multiple savings and loan holding company. Except under limited circumstances, the activities of Highland and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further extensive limitations. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the Bank Holding Company Act (the "BHC Act") and other activities in which multiple savings and loan companies were authorized by regulation to engage as of March 5, 1987.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS: (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof; or (ii) more than five percent (5%) of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than twenty-five percent (25%) of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (the "FDI Act"); or (iii) the statutes of the state in which the institution to be acquired is located specifically authorize a savings association chartered by such state to be acquired by a savings association chartered by the state where the acquiring entity is located (or by a holding company that controls such a state-chartered savings association).

Regulation of the Bank
----------------------

     Business Activities. The activities of federal savings institutions, such as the Bank, are governed by the HOLA and, in certain respects, the FDI Act, and the regulations issued by the various federal banking agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions such as the Bank may engage. In particular, many types of lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is fifteen percent (15%) of the Bank's unimpaired capital and surplus plus an additional ten percent (10%) of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and gold bullion, although management generally does not make loans in excess of $2.0 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $4.0 million and the second largest borrower had an aggregate balance of $3.2 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) for at least nine months out of each 12-month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1997, the Bank maintained 68.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Nonresidential Real Estate Loans. OTS regulations impose limitations on the Bank's ability to make loans secured by nonresidential real estate, which includes commercial real estate but does not include multi-family residential real estate. Under the OTS regulations, an institution such as the Bank would be limited to holding loans on the security of nonresidential real estate to a maximum of 400% of total capital. In the case of the Bank, 400% of total capital equaled $170.8 million at December 31, 1997. As of such date, the Bank held $155.6 million in nonresidential real estate loans. The Bank may in the future sell or participate out new or existing loans in this category in order to maintain compliance with the limit. The OTS regulations permit lending in excess of the prescribed limit if the OTS finds that such lending "will not present a significant risk to the safe and sound operation of the association and is consistent with prudent operating practices." There can be no assurance that the OTS would make such a finding in the case of the Bank.

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions such as the Bank. Capital distributions include cash dividends to stockholders (such as Highland), payments to repurchase or otherwise acquire shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. In general, the Bank may not declare or pay a cash dividend on its capital stock if the effect of such action would cause the Bank to fail to meet one or more of its regulatory capital requirements.

     Under the OTS regulations, a savings association that meets its capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

     At December 31, 1997, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and was not owned by a holding company, would no longer be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month of December 1997 was 14.84%, which exceeded the then applicable requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for 1997 and 1996 totaled $109,850 and $105,100, respectively.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days' prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Branching. OTS regulations permit federally chartered savings institutions to branch nationwide under certain conditions. Generally, federal savings institutions may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" such as Highland (i.e., any company that controls or is under common control with an institution) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low-quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and ten percent (10%) stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Depending on the severity of the unsafe or unsound practice or violation, enforcement actions may include a requirement that the Bank file a capital restoration plan, a requirement that the Bank take additional actions to comply with the capital restoration plan, the issuance of a cease and desist order, the issuance of a capital directive, the imposition of civil money penalties on the Bank and certain affiliated parties, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and, under certain circumstances, the appointment of a conservator or receiver for the Bank. In the event of a liquidation of the Bank, the interests of the holders of the Bank Common Stock will be subordinate to the interests of, among others, creditors of the Bank, including depositors. Historically, with few exceptions, equity holders of financial institutions such as the Bank have not obtained any recovery for their investment following the appointment of a conservator or a receiver. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establish criminal penalties for certain violations.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal bank regulatory agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights ("PMSRs") and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS's prompt corrective action regulations provide that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest rating under the applicable regulatory examination rating system) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those utilized for purposes of determining the leverage ratio. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     As of December 31, 1997, the Bank's tangible capital ratio was 6.85%, its leverage ratio was 6.85% and its ratio of total capital to risk-weighted assets was 10.65%.

     The OTS has incorporated an interest rate risk component in its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the revised rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution's interest rate risk is measured by the decline in net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the bank's assets, as calculated in accordance with guidelines set forth by the OTS. An institution whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk components is an amount equal to one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from total capital in calculating compliance with the risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. An institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. In August 1995, the OTS indicated that it intends to delay implementation of its automatic capital deduction for interest rate risk pending the testing of an OTS appeals process and to provide an opportunity to assess any further guidance from the other three federal banking agencies regarding their planned implementation of a capital deduction. This delay is still in effect and, based on the Bank's asset/liability structure, the Bank would not have been subject to an interest rate risk capital requirement at December 31, 1997.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     Prompt Corrective Regulatory Action. Provisions of the FDI Act enacted in 1991 require each federal banking agency, including the OTS, to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The FDI Act requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios. The regulations establish five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulations, an institution's risk-based capital, leverage capital and tangible capital ratios are used to determine the institution's capital classification. At December 31, 1997, the Bank exceeded the capital requirements of a well capitalized institution under applicable OTS regulations.

     In general, the prompt corrective action regulations prohibit an insured depository institution from declaring any dividends, making any other capital distribution or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits (as defined) only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     Insurance of Deposits Accounts. The Bank's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1995, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF-member institutions, including the Bank, to recapitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.5 million on a pre-tax basis and $1.7 million on an after-tax basis.

     The Bank pays its normal deposit insurance premium as a member of the SAIF ranging from 0 to 27 cents per $100 of domestic deposits. In addition, the Bank also pays an amount equal to approximately 6.2 cents per $100 of domestic deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 cents per $100 of domestic deposits. Under the Funds Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The

Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     The Bank's SAIF assessment rate for the year ended December 31, 1997 varied between a low rate of 6.2 basis points and a high rate of 9.3 basis points per year, and the aggregate premium paid for 1997 was $299,000. The Bank's annual assessment rate at December 31, 1997 was 6.2 basis points.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or condition imposed by the FDIC or the OTS. Management knows of no practice, condition or violation that might lead to termination of deposit insurance.

Thrift Rechartering Legislation
-------------------------------

     The Funds Act provides that the BIF and SAIF will merge on January 1, 1999, if there are no savings associations, as defined in the Funds Act, in existence on that date. Pursuant to that legislation, the Department of the Treasury in May 1997 recommended in a report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the OTS have been introduced in Congress. Such proposals would require federal thrifts, such as the Bank, to convert their charters to national or state commercial bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. In the event that the thrift charter is eliminated by January 1, 1999, the Funds Act would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on Highland and the Bank because, among other things, the regulatory, capital and accounting treatment for national and state banks and savings associations differs in certain significant respects. Highland cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for Highland and the Bank.

Federal Home Loan Bank System
-----------------------------

     The Bank is a member of the Federal Home Loan Bank System consisting of 12 regional Federal Home Loan Banks, which each provide a central credit facility, primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $6.75 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The regional Federal Home Loan Banks are required to provided funds for the resolution of insolvent thrifts and contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that these institutions pay to their members and could also result in higher rates of interest on FHLB advances. For the years ended December 31, 1997, 1996 and 1995, dividends from the FHLB to the Bank amounted to approximately $293,000, $177,000 and $170,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System
----------------------

     Regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve

Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Year 2000 Compliance
--------------------

     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there could be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. See "Item 1. Business-Factors That May Affect Future Results-Year 2000."

     Highland is implementing a process for identifying, prioritizing, modifying or replacing systems that may be affected by the Year 2000 issue. Highland is also monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. Year 2000 costs are expensed as incurred and approximately $2,000 was expensed in 1997.
Highland currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may cost approximately $50,000.

Community Reinvestment Act Developments
---------------------------------------

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In May 1995, the federal bank regulatory agencies, including the OTS, issued final regulations which changed the manner in which they measure an institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

     In addition, under the final regulations, an institution's size and business strategy will determine the type of CRA examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. Wholesale and limited purpose institutions will be examined under a community development test. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

MARKET AREA AND COMPETITION

     Highland faces substantial competition for its deposits, fee services and loans throughout its market areas from commercial banks, other savings and loan institutions, thrift and loan associations, credit unions, insurance companies, real estate financing conduits, money market and mutual funds and other investment alternatives. Highland faces competition throughout its market areas from local institutions, which have a large presence in Highland's market areas, as well as out-of-state financial institutions which have offices in Highland's market areas. Many of these institutions may enjoy a competitive advantage over Highland in terms of prior business relationships with potential borrowers or customers; more accessible branch office locations; the ability to offer a broader range of services; more favorable pricing alternatives or higher interest rates on deposits; and a lower operating cost structure.

     In order to compete with these other institutions with respect to deposits and fee services, Highland relies principally upon local promotional activities, personal relationships established by officers, directors and employees of Highland and specialized services tailored to meet the individual needs of Highland's customers. In addition, at those three branches which serve communities with large Hispanic populations and the one branch which serves a large Asian population, Highland provides bilingual employees.

     The following table sets forth the locations, transaction deposits and other information relating to the branches of the Bank as of December 31, 1997:

                                             AT DECEMBER 31, 1997
                                          ---------------------------
                                            TRANSACTION
                              DATE BRANCH   DEPOSITS (1)     NUMBER OF
     BRANCH NAME                OPENED     (IN THOUSANDS)    ACCOUNTS
     ---------------          ----------- ---------------   -----------
     Highland Park......         1/6/69        $15,221         4,649
     San Gabriel........        12/1/74          9,465         1,755
     Atwater............         8/1/79          9,146         2,381
     Palos Verdes.......         1/1/81         11,680         1,478
     Burbank............         3/1/82         10,839         1,721
     Torrance...........         2/1/88          4,381         1,074
     Santa Monica.......         4/1/89          8,921         1,441
                                         ---------------   -----------
                                               $69,653        14,499

_________________________

(1) Transaction deposits include Passbook Accounts, NOW Accounts, and Money Market Accounts.

     In the lending area, Highland focuses on niche market segments that management believes are currently not aggressively targeted by traditional lenders. Niche lending markets targeted by management include real estate loans secured by multi-family residential and commercial properties. Competitors in these lending areas have included thrift and loan associations, real estate financing conduits, smaller insurance companies and, to a lesser extent, banks and other savings and loan institutions. In addition, due to Highland's loan origination strategy involving the accessing of loan applications through independent loan brokers, Highland encounters competition with other potential lenders for the services of loan brokers. Management believes that Highland's lending specializations, service-oriented approach and timely decision-making process provide incentives for brokers to do business with Highland. Due to Highland's niche lending strategy, if one or more larger traditional lenders elects, either directly or indirectly through a subsidiary, to pursue aggressively the origination of the types of niche loans that Highland currently targets, Highland could be exposed to significant declines in its loan originations. Such a development would have a significant adverse effect on Highland's ability to increase or even maintain the level of its loan portfolio which would, in turn, have significant adverse effects on Highland's results of operations.

EMPLOYEES

     At December 31, 1997, Highland had 110 full-time equivalent employees.
None of Highland's employees are covered by a collective bargaining agreement. Management believes its employee relations are satisfactory. Highland maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance, long- and short-term disability insurance and life insurance. Highland also offers qualifying employees the opportunity to participate in a qualified plan under section 401(k) of the Internal Revenue Code, as amended.

SUBSIDIARY ACTIVITIES

     On December 16, 1997, after obtaining the necessary stockholder and regulatory approvals, Highland and the Bank effected a reorganization whereby each issued and outstanding share of Common Stock, $1.00 stated value, of the Bank was converted into one share of Common Stock, $0.01 par value, of Highland, and the Bank became a wholly-owned subsidiary of Highland. The Bank is Highland's only subsidiary.

     The Bank has two subsidiaries, HFS Corporation and HI-FED Insurance Agency. HFS Corporation, a wholly owned subsidiary of the Bank, acts as the trustee for deeds of trust on behalf of the Bank. At December 31, 1997, the assets of HFS Corporation totaled $239,000.

     HI-FED Insurance Agency acts as the Bank's representative for placing fire insurance coverage for the Bank's mortgage loans in the event the borrower is unable or unwilling to provide their own insurance. Alternative investment products sold to deposit customers in the branches are also included in the operations of HI-FED Insurance Agency. At December 31, 1997, the total assets of HI-FED Insurance were $292,000 and its operations were not material to the consolidated financial condition or consolidated results of operations of Highland.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect Highland's financial condition and results and operations, and should be considered in evaluating Highland.

     Economic Conditions and Geographic Concentration.  Highland's operations
     ------------------------------------------------
are concentrated primarily in Southern California. As a result of this geographic concentration, Highland's results depend largely upon economic conditions in Southern California and Los Angeles in particular, which have been relatively volatile over the past several years. While the Southern California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of Highland's loan portfolio and the demand for its products and services.

     Interest Rates.   Highland anticipates that should interest rate levels
     --------------
increase somewhat during 1998 relative to 1997, its net interest margin would decrease somewhat in 1998 relative to 1997 because Highland has a one-year interest rate sensitivity "gap" which is liability sensitive. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk." If interest rates vary substantially from present levels, however, Highland's results may differ materially from the results currently anticipated. Changes in interest rates will influence net interest income, the growth of loans, investments and deposits, and affect the rates received on loans and investment securities and paid on deposits.

     Government Regulation and Monetary Policy.  The banking industry is subject
     -----------------------------------------
to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause Highland's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Highland, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on Highland's results.

     Competition.  The banking and financial services business in Highland's
     -----------
market areas are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of Highland may differ if circumstances affecting the nature or level of competition change.

     Credit Quality.  A significant source of risk arises from the possibility
     --------------
that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Highland has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying Highland's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect Highland's results.

     Year 2000.   Like most financial organizations, Highland has many computer
     ---------
systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk. Highland has established processes to identify, prioritize, renovate or replace systems that may be affected by Year 2000 dates. To date, Highland has completed an inventory of all systems and determined which processes are most critical to supporting customer transaction processing and providing customer services. Highland is currently in the process of identifying the progress of third-party vendors of systems which may be affected by the Year 2000 issue. This process is targeted for completion by the end of 1998, with compliance testing and installation processes to be completed during 1999. However, third-party vendor dependency, including government entities, may impact Highland's efforts to successfully complete Year 2000 compliance for all systems in a timely fashion.

     Other Risks.  From time to time, Highland details other risks with respect
     -----------
to its business and/or financial results in its filings with the OTS.

ITEM 2.   PROPERTIES

     Highland and the Bank conduct business through an administrative and full-service office located in Burbank, California and six other full service branch offices. Highland believes that its current facilities are adequate to meet the present and immediately foreseeable needs of Highland and the Bank. The following table presents certain information concerning Highland's leased and owned properties:

                                             ORIGINAL YEAR
                                 LEASED OR     LEASED OR      DATE OF LEASE
LOCATION                           OWNED        ACQUIRED      EXPIRATION(1)
-----------------------          ---------- -------------  ------------------
CORPORATE OFFICE/BURBANK         Owned      June 1985      N/A
   601 S.  Glenoaks Boulevard
   Burbank, CA 91502

ATWATER                          Owned      August 1979    N/A
   3355 Glendale Boulevard
   Los Angeles, CA 90039

HIGHLAND PARK                    Leased     January 1969   September 2001
   6301 North Figueroa Street
   Los Angeles, CA 90042

PALOS VERDES                     Leased     May 1990       August 2000
   20 Miraleste Plaza
   Palos Verdes, CA 90274

SAN GABRIEL                      Owned      December 1976  N/A
   835 E.  Las Tunas Drive
   San Gabriel, CA 91776

SANTA MONICA                     Leased     April 1989     January 1999
   1101 Montana Avenue
   Santa Monica, CA 90403

TORRANCE                         Leased     February 1988  October 2002
   25345 Crenshaw Boulevard
   Torrance, CA 90505

____________________
(1)  Lease expiration dates do not take into account available options to renew.


ITEM 3.   LEGAL PROCEEDINGS

     During the ordinary course of its business, Highland is involved in various legal proceedings and litigation. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information, Highland does not believe that the outcome of such litigation will have a material adverse effect upon the operations or financial condition of Highland.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 11, 1997, a special meeting of the shareholders of the Bank (the "Special Meeting") was held. At the Special Meeting, the shareholders of the Bank approved a proposal to adopt a Plan of Reorganization and Agreement of Merger pursuant to which the Bank would become a wholly-owned subsidiary of Highland (the "Reorganization"). No matters were considered at the Special Meeting by shareholders of Highland. At the Special Meeting, holders of the Bank's common stock were eligible to vote on the Reorganization. There were 2,314,137 shares eligible to vote. The results of the voting are set forth below.

                     FOR     AGAINST  ABSTAIN
                 ---------- -------- ---------
REORGANIZATION    1,787,473    4,225    5,700

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Upon Highland's Reorganization effected on December 16, 1997, the Common Stock of Highland began to trade on the Nasdaq National Market under the symbol "HBNK." Prior to the reorganization, the Common Stock of the Bank traded on the Nasdaq Small-Cap Market from October 16, 1995 and on the Nasdaq National Market from December 29, 1995 under the symbol "HBNK." Sandler O'Neill & Partners, L.P. and Herzog, Heine, Geduld, Inc. act as market makers of Highland's Common Stock. The high and low sales prices by quarter for trades on the Nasdaq National Market during 1997 and 1996 of the Common Stock of the Bank (through December 15, 1997) and Highland (beginning December 16, 1997) are set forth in the table below. The closing sales price of Highland Common Stock on the Nasdaq National Market was $32.75 per share on December 31, 1997.

                                                    1997
                                             -------- -------
                                                High    Low
                                             -------- -------
                    Fourth Quarter..........   $33.13  $31.25
                    Third Quarter...........   $31.00  $25.00
                    Second Quarter..........   $25.75  $20.50
                    First Quarter...........   $24.00  $17.50

                                                    1996
                                             -------- -------
                                               High    Low
                                             -------- -------
                    Fourth Quarter..........   $17.50  $14.25
                    Third Quarter...........   $16.25  $14.25
                    Second Quarter..........   $17.00  $16.00
                    First Quarter...........   $17.00  $14.50

     The Bank paid a cash dividend of $.50 per share of Common Stock in each of June 1992, December 1992 and December 1993, and a cash dividend of $.40 per share of Common Stock in June 1993. The Bank paid no dividends during 1994, 1995, 1996 or 1997, and Highland has paid no dividends since its organization. As of March 23, 1998, there were approximately 751 stockholders of record of Highland's Common Stock.

ITEM 6.   SUMMARY SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following tables present selected consolidated financial and other data of Highland as of and for each of the years in the five years ended December 31, 1997. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Annual Report, including Highland's Consolidated Financial Statements and notes thereto.

                                                            AT OR FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                             1997           1996           1995           1994                1993
                                          ------------   -----------     ----------    -----------       -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:

Total assets..........................      $549,638      $489,902        $459,961        $463,753          $488,369
Securities available-for-sale(1)......        49,635        37,038          43,874          39,669                --

Securities held-to-maturity(1)........        15,419        17,969          20,787          98,370           110,008
Loans receivable, net(2)..............       427,237       373,545         312,994         273,023           289,397
Deposits..............................       363,678       384,921         378,699         376,666           347,927
FHLB advances.........................       135,000        62,500          39,500          61,500            65,425
Stockholders' equity(3)...............        41,512        34,863          34,091          20,962            28,801
Book value per share..................         17.91         15.18           14.85           18.97             26.06
Loans originated and purchased during
  period..............................       119,019       120,162          89,024          45,519            43,671

SELECTED OPERATING DATA:
Interest income.......................      $ 44,629      $ 39,638        $ 38,699        $ 37,476          $ 40,907
Interest expense......................        24,224        20,426          21,387          17,801            17,611
                                        ------------  ------------   -------------   -------------     -------------
   Net interest income................        20,405        19,212          17,312          19,675            23,296
Provision for loan losses.............         5,164         3,930           5,221          13,536             6,758
                                        ------------  ------------   -------------   -------------     -------------
   Net interest income after
    provision for loan losses.........        15,241        15,282          12,091           6,139            16,538
Noninterest income....................         3,924         2,167           1,579             979             1,169
Noninterest expense:
   General and administrative
    expense...........................         9,863        15,694          12,960          13,685            14,611
   Net cost of operations of
    real estate acquired
    through foreclosure...............           555           928           2,306           3,173             1,140
                                        ------------  ------------   -------------   -------------     -------------
   Total noninterest expense..........        10,418        16,622          15,266          16,858            15,751
                                        ------------  ------------   -------------   -------------     -------------
   Earnings (loss) before income
    tax expense (benefit) and
    cumulative effect of change
    in accounting principle...........         8,747           827          (1,596)         (9,740)            1,956
Income tax expense (benefit)..........         2,624           162            (617)         (3,355)              846
Cumulative effect of change
 in accounting principle..............            --            --              --              --               409
                                        ------------  ------------   -------------   -------------     -------------
   Net earnings (loss)................      $  6,123      $    665        $   (979)       $ (6,385)         $  1,519
                                        ============  ============   =============   =============     =============
Basic earnings (loss) per
 share before cumulative effect
 of change in accounting
 principle............................      $   2.66      $   0.29        $  (0.86)       $  (5.78)         $   1.00
                                        ============  ============   =============   =============     =============
Diluted earnings (loss) per
 share before cumulative effect
 of change in accounting
 principle............................      $   2.58      $   0.29        $  (0.86)       $  (5.78)         $   1.00
                                        ============  ============   =============   =============     =============
Cash dividends per share..............            --            --              --              --          $   0.90
                                        ============  ============   =============   =============     =============

                                                                            AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                             1997      1996    1995     1994    1993
                                                                           -------   -------  ------   -------  ------
SELECTED FINANCIAL RATIOS AND OTHER DATA (4):
PERFORMANCE RATIOS:
   Return on average assets.............................................      1.20%    0.15%   (0.21)%  (1.40)% 0.36%
   Return on average equity.............................................     16.17     1.93    (4.41)  (24.33)  5.19
   Average equity to average assets.....................................      7.44     7.56     4.76     5.74   6.85
   Interest rate spread (5).............................................      4.14     4.45     4.16     4.75   5.71
   Net interest margin (6)..............................................      4.33     4.60     4.11     4.71   5.84
   General and administrative expense to average assets (7).............      1.94     3.43     2.82     2.99   3.42
REGULATORY CAPITAL RATIOS (8):
   Tangible capital.....................................................       6.9%     7.2%     7.5%     4.8%   6.4%
   Leverage capital.....................................................       6.9      7.2      7.5      4.8    6.4
   Risk-based capital...................................................      10.7     11.3     13.6      8.2   10.5
ASSET QUALITY RATIOS:
   Nonperforming loans (9) as a percent of gross loans (10).............      1.01%    0.90%    1.61%    3.17%  3.36%
   Nonperforming assets (11) as a percent of total assets...............      1.10     0.99     1.78     3.41   4.28
   Allowance for loan losses as a percent of total assets...............      1.61     2.00     2.18     3.10   1.73
   Allowance for loan losses as a percent of total
       nonperforming loans (9)..........................................    197.28   222.24   135.20    97.72  51.36
   Classified assets as a percent of stockholder's equity and
       allowance for loan losses........................................     26.90    36.87    53.82   107.55  88.74
NUMBER OF FULL-SERVICE CUSTOMER FACILITIES..............................         7       11       11       11     11

_________________________
(1) Highland adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Prior to the adoption of SFAS No. 115, Highland did not report separately its securities held-to-maturity. Therefore, for purposes of this presentation, all securities have been reported at December 31, 1993 as held-to-maturity securities.
(2) The allowance for loan losses at December 31, 1997, 1996, 1995, 1994, and 1993 was $8.8 million, $7.7 million, $7.1 million, $8.8 million and $5.1 million, respectively.
(3) Stockholders' equity amounts at December 31, 1997, 1996, 1995 and 1994 are net of unrealized holding losses on securities available-for-sale of $162,000, $247,000, $354,000 and $1,453,000, respectively, pursuant to SFAS
     No. 115.
(4) Regulatory capital ratios and asset quality ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances during 1997, 1996 and 1995 and average monthly balances during 1994 and 1993 and are annualized where appropriate.
(5) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Represents net interest income as a percent of average interest-earning assets.
(7)  Excludes net cost of operation of REO and losses on sale of investments.
(8) For definitions and further information relating to the regulatory capital requirements of the Bank, see "Supervision and Regulation-Federal Savings Institutions Regulation-Capital Requirements."
(9) Nonperforming loans consist of nonaccrual loans. It is Highland's policy to cease accruing interest on all loans 90 days or more past due.
(10) Gross loans receivable excludes participation loan balances and unamortized discounts.
(11) Nonperforming assets consist of nonperforming loans and REO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Highland as of and for the years ended December 31, 1997, 1996, and 1995. The discussion should be read in conjunction with Highland's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

     Discussions of certain matters under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. Highland's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which Highland conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business-Factors That May Affect Future Results."

RESULTS OF OPERATIONS

OVERVIEW
--------

     Highland's principal business involves the origination of loans primarily secured by income-producing real estate, located predominately in Southern California. While such lending has provided Highland with interest-earning assets with generally higher yields compared with those of most banks and savings institutions, Highland has also incurred generally higher loan origination and servicing costs and provisions for credit losses and REO expense than such institutions. Highland operates in the State of California, with most activity in Southern California, which over the past several years has experienced both a recession and a significant decline in property values. These factors contributed to higher levels of nonperforming assets and associated costs (including provisions for loan losses ands REO expense) over the past three years.

     Highland recorded net earnings of $6.1 million in 1997, compared with $0.7 million in 1996. Pre-tax earnings for 1996 included non-recurring charges of $2.5 million for the SAIF special assessment and $0.5 million relating to Highland's defined benefit pension plan. Net earnings for 1997 include a one-time gain of $2.0 million from the sale of four retail branches with deposits totaling $101.8 million. The improved net earnings in 1997 were principally attributable to a decrease in noninterest expense of $6.2 million, partially offset by an increase in the provision for loan losses of $1.2 million. Highland recorded net earnings of $0.7 million in 1996, compared with a net loss of $1.0 million in 1995, despite nonrecurring charges of $3.0 million in 1996. The improved net earnings in 1996 were principally attributable to an improvement in Highland's net interest margin to 4.60% for 1996 from 4.11% in 1995 and to a reduction in provisions for loan losses and REO expense in 1996 relative to 1995. Provisions for loan losses and REO expense in 1996 were $3.9 million and $0.9 million, respectively, compared with $5.2 million and $2.3 million, respectively, in 1995.

     The changes in Highland's principal income and expense items are highlighted in the following table of condensed statements of operations:

                                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                                                 INCREASE/                      INCREASE/
                                               1997      1996    (DECREASE)   1996      1995    (DECREASE)
                                           ----------  -------- ----------  --------  -------  -----------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Total interest income...................    $44,629   $39,638    $ 4,991   $39,638  $38,699     $   939
  Total interest expense..................     24,224    20,426      3,798    20,426   21,387        (961)
                                           ----------  --------  ---------  --------  -------  -----------
  Net interest income (loss)..............     20,405    19,212      1,193    19,212   17,312       1,900
  Provision for loan losses...............      5,164     3,930      1,234     3,930    5,221      (1,291)
  Total noninterest income (loss).........      3,924     2,167      1,757     2,167    1,579         588
  Total general & administrative expense..      9,863    15,694     (5,831)   15,694   12,960       2,734
  Total net cost of operation of real
      estate acquired through foreclosure.        555       928       (373)      928    2,306      (1,378)
                                           ----------  --------  ---------  --------  -------  -----------
  Income (loss) before income taxes.......      8,747       827      7,920       827   (1,596)      2,423
  Provision (benefit) for income taxes....      2,624       162      2,462       162     (617)        779
                                           ----------  --------  ---------  --------  -------  -----------
    Net Income (loss).....................    $ 6,123   $   665    $ 5,458   $   665  $  (979)    $ 1,644
                                           ==========  ========  =========  ========  =======  ===========


NET INTEREST INCOME

     The following table sets forth condensed average balance sheet information relating to Highland for the periods indicated together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material difference in the information presented.

                                                                       YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                      1997                             1996                         1995
                                       ---------------------------------  -----------------------------  ---------------------------
                                                                AVERAGE                        AVERAGE                      AVERAGE
                                         AVERAGE     INTEREST    YIELD/    AVERAGE  INTEREST    YIELD/   AVERAGE  INTEREST   YIELD/
                                         BALANCE       (1)       COST      BALANCE     (1)       COST    BALANCE     (1)      COST
                                       -----------  ---------  --------  --------- ---------  ---------  -------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Loans(2)..............................    $392,139   $40,022     10.21%  $341,890    $35,251     10.31%  $286,979   $30,223   10.53%

Mortgage-related securities(3)........      50,833     3,001      5.90     57,599      3,379      5.87    123,120     7,781    6.32
Investments...........................      28,639     1,606      5.61     18,379      1,008      5.48     11,451       695    6.07
                                       -----------  --------  -------- ----------  ---------           ----------  --------
     Total interest-earning assets....     471,611    44,629      9.46    417,868     39,638      9.49    421,550    38,699    9.18
Noninterest-earning assets............      37,405                         39,385                          38,587
                                       -----------                     ----------                      ----------
     Total Assets.....................    $509,016                       $457,253                        $460,137
                                       ===========                     ==========                      ==========
LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Money market savings accounts.........    $ 24,135       873      3.62   $ 23,281        680      2.92   $ 25,874       779    3.01
Passbook accounts.....................      24,639       596      2.42     32,222        853      2.65     38,168     1,276    3.34
NOW accounts..........................      19,552       333      1.71     24,453        347      1.42     24,847       482    1.94
Certificate accounts..................     291,176    16,509      5.67    286,037     16,188      5.66    284,991    16,002    5.61
FHLB advances and other
   borrowings.........................      95,979     5,913      6.16     39,563      2,358      5.96     52,379     2,848    5.44
                                       -----------  --------           ----------  ---------           ----------  --------
Total interest-bearing liabilities....     455,481    24,224      5.32    405,556     20,426      5.04    426,259    21,387    5.02
Noninterest-bearing liabilities.......      15,664                         17,143                          11,961
Stockholders' Equity..................      37,871                         34,554                          21,917
                                       -----------                     ----------                      ----------
Total Liabilities and
   Stockholders' Equity...............    $509,016                       $457,253                        $460,137
                                       ===========                     ==========                      ==========
Net interest income...................               $20,405                         $19,212                        $17,312
                                                    ========                     ===========                     ==========
Interest rate spread(4)...............                            4.14%                           4.45%                        4.16%

Net interest margin(5)................                            4.33%                           4.60%                        4.11%

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities..........................      103.54%                        103.04%                          98.90%

______________________
(1) Includes loan fees of $286,000, $696,000 and $570,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
(2)  Loans include nonaccrual loans.
(3) Includes securities available-for-sale and unamortized discounts and premiums.
(4) Interest rate spread represents the difference between the yields on interest-earning assets and rates paid on interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

     Highland's primary source of revenue is net interest income. Highland's net interest income is affected by (i) the difference between the yields received on interest-earning assets, such as loans, mortgage-backed securities and other investments, and interest rates paid on interest-bearing liabilities (referred to as the "interest rate spread"), which consist of deposits and borrowings, and
(ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, Highland may incur a decline in net interest income even when the interest rate spread is positive. For 1997, Highland's ratio of interest-earning assets to interest-bearing liabilities was 103.54%.

     The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Highland's interest income and expense during the periods indicated. Information is provided for each major component of interest-earning assets and interest-bearing liabilities with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                     YEAR ENDED                              YEAR ENDED
                                                  DECEMBER 31, 1997                       DECEMBER 31, 1996
                                                  COMPARED TO YEAR                        COMPARED TO YEAR
                                               ENDED DECEMBER 31, 1996                 ENDED DECEMBER 31, 1995
                                              INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                            ---------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
                                            ---------------------------------------------------------------------
                                               VOLUME    RATE     NET     VOLUME     RATE           NET
                                            ----------  -------  ------  --------  ---------   ------------------
INTEREST INCOME:
Loans.....................................     $5,132   $(361)  $4,771   $ 5,674   $  (646)         $ 5,028
Mortgage-related securities...............       (399)     21     (378)   (3,879)     (523)          (4,402)
Investments...............................        575      23      598       386       (73)             313
Other assets..............................         --      --       --        --        --               --
                                            ----------  ------  -------  --------  ---------  -------------------
Total interest income on interest-earning
   assets.................................      5,308    (317)   4,991     2,181    (1,242)             939
                                            ----------  ------  -------  --------  ---------  -------------------
INTEREST EXPENSE:
Deposits..................................       (326)    569      243      (390)      (81)            (471)
FHLB Advances and other borrowings........      3,473      82    3,555      (745)      255             (490)
                                            ----------  ------  -------  --------  ---------  -------------------
Total interest expense on interest-bearing
   liabilities............................      3,147     651    3,798    (1,135)      174             (961)
                                            ----------  ------  -------  --------  ---------  -------------------
Increase (decrease) in net interest income     $2,161   $(968)  $1,193   $ 3,316   $(1,416)         $ 1,900
                                            ==========  ======  =======  ========  =========  ===================


     Net interest income totaled $20.4 million in 1997 compared with $19.2 million in 1996. Interest income for 1997 was $44.6 million, compared to $39.6 million for 1996, an increase of $5.0 million. This increase was primarily the result of an increase in the average volume of loans receivable, which increased by $51.1 million during 1997 compared to 1996, resulting in an increase in interest income of $5.1 million offset by a decrease in the average volume of mortgage-backed securities of $6.8 million during 1997 compared to 1996, resulting in a decrease in interest income of $0.4 million. The increase in volume of loans receivable was offset in part by a decrease in the average yield on loans receivable, which declined to 10.21% over this period from 10.31%, while the average yield on mortgage-backed securities increased to 5.90% over the period from 5.87%. The decrease in the average yield on loans receivable was due principally to lower rates on adjustable-rate loans originated in 1997 and 1996 compared to rates on Highland's existing fixed-rate portfolio. Further, interest income on Highland's investment portfolio for 1997 increased by $0.6 million compared to 1996. The average yield on interest earning assets decreased to 9.46% for 1997 compared to 9.49% for 1996 as a result of higher levels of liquidity related to the sale of four retail deposit branches and the origination of loans at generally lower rates than the average for the loan portfolio. The cost of interest-bearing liabilities increased to 5.32% during 1997 compared to 5.04% during 1996 as a result of the increase in FHLB advances to fund the sale of the four branches. This resulted in a decrease in Highland's annualized net interest margin to 4.33% for 1997 from 4.60% for 1996.

     Interest expense for 1997 was $24.2 million, compared to $20.4 million for 1996, an increase of $3.8 million. This increase was due primarily to increased volumes of interest-bearing liabilities during 1997 compared to 1996 and an increase in FHLB advances, the highest-rate liability, increased as a percentage of total interest-bearing liabilities. The average interest rate paid on average interest-bearing deposits increased to 5.07% for 1997 from 4.94% for 1996, as the average volume on interest-bearing deposits decreased by $5.1 million to $360.9 million during 1997 from $366.0 million during 1996. In addition, the average volume of FHLB borrowings increased by $56.2 million, contributing to an increase in interest expense on such borrowings to $5.9 million for 1997 from $2.4 million for 1996. For further information on funding sources, see "Item 1. Business-Sources of Funds."

     Net interest income totaled $19.2 million in 1996 compared with $17.3 million in 1995. Interest income for 1996 was $39.6 million, compared to $38.7 million for 1995, an increase of $0.9 million. This increase was primarily the result of an increase in the average volume of loans receivable, which increased by $54.9 million during 1996 compared to 1995, resulting in an increase in interest income of $5.0 million offset by decrease in the average volume of mortgage-backed securities of $65.5 million during 1996 compared to 1995, resulting in a decrease in interest income of $3.9 million. The increase in volume of loans receivable was offset in part by a decrease in the average yield on loans receivable, which declined to 10.31% over this period from 10.53%, while the average yield on mortgage-backed securities decreased to 5.87% over the period from 6.32%. The decrease in the average yield on loans receivable was due principally to lower rates on adjustable-rate loans originated in 1996 compared to rates on Highland's existing fixed-rate portfolio, while the decrease in the average yield on the mortgage-backed securities portfolio was due primarily to the repricing of adjustable-rate securities (specifically securities tied to the one-year constant treasury index) within the mortgage-backed securities portfolio. New loan originations and purchases during 1996 increased to $120.2 million, compared to $89.0 million in 1995, as loans, the highest-yielding asset, increased as a percentage of total interest-earning assets to 81.82% during 1996 from 68.08% during 1995. This change, combined with a general decline in levels of nonaccrual loans helped to increase the average yield on interest-earning assets to 9.49% for 1996 compared to 9.18% for 1995. The cost of interest-bearing liabilities increased only slightly to 5.04% during 1996 compared to 5.02% during 1995, resulting in an increase in Highland's annualized net interest margin to 4.60% for 1996 from 4.11% for 1995.

     Interest expense for 1996 was $20.4 million, compared to $21.4 million for 1995, a decrease of $961,000 or 4.5%. This decrease was due primarily to decreased volumes of interest-bearing liabilities during 1996 compared to 1995. The average interest rate paid on average interest-bearing deposits decreased to 4.94% for 1996 from 4.96% for 1995, as the average volume on interest-bearing deposits also decreased by $7.9 million to $366.0 million during 1996 from $373.9 million during 1995. In addition, the average volume of FHLB borrowings declined by $12.8 million, contributing to a decrease in interest expense on such borrowings to $2.4 million for 1996 from $2.8 million for 1995. For further information on funding sources, see "Item 1. Business-Sources of Funds."

     Nonperforming assets consist of nonaccrual loans and REO. Nonaccrual loans reduce the overall yield on Highland's loan portfolio (and therefore, Highland's actual interest rate spread and net interest margin) since the outstanding principal balances are included in the average balances of loans when calculating the yield on the portfolio, even though interest is not accrued on these loans. In addition, REO is not an interest-earning asset, which adversely impacts the ratio of Highland's interest-earning assets to interest-bearing liabilities. Any income related to REO is included in the net cost of operations of REO rather than interest income. Also, nonaccrual loans and REO have a cost to carry, as those assets are funded by interest-bearing liabilities.

     Nonperforming assets were $6.0 million at December 31, 1997 compared with $4.9 million at December 31, 1996 and $8.2 million at December 31, 1995. Management expects that Highland's net interest income in future periods would benefit from decreases in nonperforming assets and would be adversely affected if the levels of nonperforming assets increases. In addition, net interest income may be adversely affected by certain shifts in the relative holdings of various types of interest-earning assets.

PROVISION FOR LOAN LOSSES

     Highland maintains an allowance for loan losses in order to provide for estimated, probable losses associated with its loan portfolio. The provision for loan losses is charged against income and is applied to the allowance for loan losses.

     Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors which may be weighted differently at different times depending upon prevailing conditions. These factors include general portfolio trends relative to asset and portfolio size, asset categories, potential credit, concentrations, nonaccrual loan levels, historical loss experience, and risks associated with changes in economic and business conditions.

     Highland's provisions for loan losses were $5.2 million, $3.9 million and $5.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Highland's increased provision for 1997 compared with 1996 reflects moderate increases in the levels of loan chargeoffs and nonaccrual loans during 1997. Nonaccrual loans increased to $4.5 million at December 31, 1997 from $3.5 million at December 31, 1996. However, classified assets declined to $13.5 million at December 31, 1997 from $15.7 million at December 31, 1996, while aggregate delinquent loans and loans past due less than 90 days decreased to $7.6 million and $3.1 million, respectively, at December 31, 1997 from $11.2 million and $7.8 million, respectively, at December 31, 1996. Highland's reduced provision for 1996 compared to 1995 reflects improvements in asset quality during 1996. Nonaccrual loans declined to $3.5 million at December 31, 1996 from $5.2 million at December 31, 1995. In addition, classified assets declined to $15.7 million at December 31, 1996 from $22.2 million at December 31, 1995, and aggregate delinquent loans and loans past due 30-89 days increased slightly to $11.2 million and $7.8 million, respectively, at December 31, 1996 from $9.9 million and $4.7 million, respectively, at December 31, 1995. While management believes that the current allowance for loan losses is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that economic conditions which may adversely affect Highland's market areas or other circumstances will not result in increases in problem loans and future loan losses, which losses may not be covered completely by the current allowance and may require provisions for loan losses in excess of past provisions, which would have an adverse effect on Highland's financial condition and results of operations. See "Item 1. Business-Nonperforming Assets."

NONINTEREST INCOME

     Noninterest income for 1997 was $3.9 million, including a $2.0 million branch sale gain, compared to $2.2 million for 1996. This decrease in noninterest income, excluding the branch sale gain, was due primarily to gains of $0.4 million from the sale of approximately $13 million of mortgage loans in 1996. Noninterest income for 1996 increased by $0.6 million to $2.2 million from $1.6 million for 1995. This increase was due primarily to a $0.4 million increase in gains on sale of mortgage loans during the 1996 period and to moderate increases in service charge income and collections.

NONINTEREST EXPENSE

     Noninterest expense consists of REO expense and general and administrative expense. Noninterest expense for 1997 decreased by $6.2 million to $10.4 million from $16.6 million for 1996. Net cost of operations of REO (comprised of provisions for REO losses, losses (gains) on sale of REO and certain administrative expenses, including appraisal, evaluation and legal expenses, inspection fees and net operating expenses) declined to $555,000 during 1997 from $928,000 during 1996 principally due to a higher percentage of losses on impaired assets being charged against loan loss allowances versus REO losses than in prior years. General and administrative expense decreased during 1997 to $9.9 million from $15.7 million for 1996 (which includes payment of the SAIF special assessment of $2.5 million in the third quarter of 1996 and to a $500,000 expense associated with a change in the assumptions related to Highland's defined benefit pension plan). As a result, the ratio of general and administrative expenses to average assets decreased to 1.94% during 1997, compared to 3.43% during 1996. Excluding the effects of the SAIF special assessment and additional pension expense, Highland's ratio of general and administrative expense to average assets in 1996 would have been 2.77%. Noninterest expense for 1996 increased by $1.3 million from $15.3 million for 1995. Net cost of operation of REO (comprised of provisions for REO losses, losses (gains) on sale of REO and certain administrative expenses, including appraisal, evaluation and legal expenses, inspection fees and net operating expenses) declined to $928,000 during 1996 from $2.3 million during 1995 principally due to lower levels of REO activity in 1996. However, general and administrative expense increased during 1996 to $15.7 million from $13.0 million for 1995, reflecting payment of the SAIF special assessment of $2.5 million and to a $500,000 expense associated with Highland's defined benefit pension plan. As a result, the ratio of general and administrative expenses to average assets increased to 3.43% during 1996, compared to 2.82% during 1995. Excluding the SAIF special assessment and additional pension expense, Highland's ratio of general and administrative expense to average assets in 1996 would have been 2.77%.

INCOME TAXES

     The provision (benefit) for income taxes for 1997, 1996, and 1995 was $2.6 million, $0.2 million and ($0.6 million), respectively. Highland's combined, effective federal and state income tax rates for 1997, 1996 and 1995 were 30.0%, 19.6% and (38.7%), respectively. Highland's statutory federal and state income tax rates for 1997, 1996 and 1995 were approximately 41% in each year. The effective income tax rates differ from the statutory income tax rates in each year principally due either to the provision of an allowance (in 1995) for state deferred income tax benefits on the recognition of such benefits (in 1996) or the utilization of valuation reserves for state deferred income tax benefits (in
1997). Highland had valuation allowances for state deferred income tax benefits of $0.2 million, $1.3 million and $1.0 million at December 31, 1997, 1996 and 1995, respectively. Utilization of the valuation allowance may result in lower than expected effective income tax rates in future periods.

FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

     Total assets at December 31, 1997 increased to $549.6 million, or 12.2%, from $490.0 million at December 31, 1996, due mainly to increased levels of loans receivable. Loans receivable increased by $53.7 million during 1997 as a result of $119.0 million of loan originations, which more than offset amortization and prepayment of loans. Highland's cash and cash equivalents decreased to $26.4 million at December 31, 1997 from $33.7 million at December 31, 1996, due primarily to the funding of the branch sales.

     Total liabilities at December 31, 1997 were $508.1 million, compared to $455.0 million at December 31, 1996. This increase was due primarily to an increase in FHLB advances to $135.0 million at December 31, 1997 from $62.5 million at December 31, 1996, partially offset by a decrease in deposits of $21.2 million over this period (due to the sale of four retail branches with deposits of $101.8 million). Stockholders' equity at December 31, 1997 was $41.5 million, compared to $34.9 million at December 31, 1996.

COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

     Total assets at December 31, 1996 were $490.0 million, compared to $460.0 million at December 31, 1995. Highland's cash and cash equivalents decreased to $33.7 million at December 31, 1996 from $52.8 million at December 31, 1995, due primarily by increased uses of cash to fund mortgage loans. Loans receivable increased by $60.6 million during 1996 as a result of increased efforts by Highland to expand its lending markets within Southern California.

     Total liabilities at December 31, 1996 were $455.0 million, compared to $425.9 million at December 31, 1995. This increase was due primarily to an increase in FHLB advances from $39.5 million at December 31, 1995 to $62.5 million at December 31, 1996 in addition to an increase in deposits of $6.2 million over this period. Stockholders' equity at December 31, 1996 was $34.9 million, compared to $34.1 million at December 31, 1995.

LIQUIDITY
---------

     The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide the liquidity necessary to fund the institution's business activities and obligations is an important element in the successful management of Highland. Federal regulations currently require that, for each calendar quarter, savings institutions maintain an average daily balance of cash and cash equivalents, and certain marketable securities which are not committed, equal to 4% of net withdrawable accounts and borrowings due in one year or less. Under FIRREA, the percentage of assets which must constitute liquid assets will be determined by the OTS, but may be set at no less than 4% and no more than 10% of the obligations of the institution on withdrawable accounts and borrowings due in one year or less. At December 31, 1997, Highland's liquidity ratio was 15.0%, compared to 11.1% and 7.2% at December 31, 1996 and 1995, respectively. Highland's liquidity ratio may vary from time to time, depending upon savings flows, future loan fundings, operating needs and general economic conditions.

     New loan originations and purchases totaled $119.0 million for 1997, compared to $120.2 million for 1996 and $89.0 million in 1995. Highland received cash repayments and prepayments of approximately $48.5 million during 1997, compared to $44.1 million for 1996 and $43.0 million in 1995. Such payments, together with an increase of $72.5 million in FHLB advances and cash flow from operations, were sufficient to fund all of Highland's lending activities during 1997.

     Highland is permitted to borrow from the FHLB, in addition to other sources, both to meet short-term liquidity requirements and for longer-term needs. During 1997, Highland had net borrowings of $72.5 million of FHLB advances, compared to net repayments of $29.5 million during 1996. At December 31, 1997, Highland's outstanding borrowings from the FHLB totaled $135.0 million, compared to $62.5 million at December 31, 1996. See "Item 1, Business-Funding Sources."

     Highland's liquidity potential is supported by additional borrowing capacity available to it from the FHLB. Highland is currently authorized to borrow up to 35% of its assets from the FHLB ($192.4 million at December 31, 1997). FHLB advances are collateralized by pledges of qualifying real estate loan collateral. At December 31, 1997, Highland had $135.0 million of FHLB advances outstanding. Highland also has available a $5 million unsecured line of credit with an unaffiliated Bank, all of which was available at December 31, 1997.

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

     The principal objectives of Highland's interest rate risk management function are to evaluate the interest rate risk included in certain balance sheet accounts and in the balance sheet as a whole, determine the level of risk appropriate given Highland's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage such risk consistent with Board approved guidelines. Through such management, Highland seeks to reduce the vulnerability of its operations to changes in interest rates. Highland monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has established an Asset/Liability Committee, whose members include the Chairman of the Board, two other outside directors and the Bank's President and Chief Financial Officer, and which is supported by other members of senior management. The responsibilities of the Committee, which meets quarterly, include reviewing the Bank's asset/liability policies and interest rate risk position and reporting trends to the Board of Directors on a quarterly basis. The extent of movements in interest rates is an uncertainty which could have a negative impact on the earnings of Highland.

     Highland's fixed rate mortgage loan portfolio at December 31, 1997 consisted of approximately $115 million of loans, or 26% of the total loan portfolio. Such loans do not bear interest rates which vary with market interest rates or Highland's cost of funds. In addition, the loan portfolio contained approximately $59 million, or 13%, of fixed rate, three-year rollover loans (loans which the interest reprices every three years to either a prevailing mortgage rate or a rate tied to COFI) at December 31, 1997. As of such date, these loans carried a weighted interest rate margin of 396 basis points. Such loans could represent a source of risk to Highland if interest rates were to increase significantly over a short period. However, Highland believes that certain contractual features, such as generally higher interest rates than those of other lenders, provide some protection from the effects of rate increases. Conversely, if rates were to decline significantly over a short period, Highland has other features such as prepayment penalties on many of these loans which provide some protection.

     Highland's remaining loan portfolio as of December 31, 1997 consisted of approximately $271 million, or 61%, of adjustable rate mortgage loans, with interest rates that vary based on COFI, a lagging market index or six-month LIBOR, a current market index. COFI loans represented 79% of the total adjustable rate mortgage loans while LIBOR loans totalled 21%. At December 31, 1997, these loans had a weighted interest rate margin of 415 basis points, and featured interest rate floors of 9.3% and interest rate ceilings of 14.2%. These loans generally have annual caps of 200 basis points and lifetime caps of 500 basis points. Accordingly, interest rates and the resulting cost of funds increases in a rapidly rising interest rate environment could exceed the cap levels on these loans and have a negative impact on Highland's net interest income. However, during a declining rate environment, Highland benefits primarily due to the effect of the lagging market index, which results in interest income declining at a slower rate than interest expense.

     During 1997, Highland utilized the following strategies to manage interest rate risk: (i) originating primarily adjustable-rate new loans for the portfolio, (ii) purchasing principally adjustable-rate mortgage-backed securities and short-term investment securities and (iii) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of Highland's FHLB advances.

     Gap Analysis.    The matching of assets and liabilities may be analyzed by
examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would theoretically tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which are anticipated by Highland, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable- rate loans. For loans on residential properties, adjustable-rate loans and fixed-rate loans are projected to prepay at rates between 4% and 21% annually. Mortgage-backed securities are projected to prepay at rates between 10% and 35% annually. Savings account deposits, such as money market savings accounts, passbook accounts and negotiable order of withdrawal ("NOW") accounts, are all assumed to reprice immediately, and so are allocated to the shortest period (three months or less) for purposes of the table.

                                                            MORE THAN      MORE      MORE
                                                             3 MONTHS      THAN      THAN 1      MORE       NON
                                                 3 MONTHS       TO       6 MONTHS   YEAR TO      THAN     INTEREST
                                                  OR LESS    6 MONTHS   TO 1 YEAR   5 YEARS    5 YEARS   SENSITIVE    TOTAL
                                               -----------  ----------  ----------  --------  ---------  ----------  ---------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents....................    $  4,000    $     90   $      --   $     --   $    --    $ 22,330   $ 26,420
Investment securities, net...................       1,903       2,023       6,651     26,511    27,966          --     65,054
Loans receivable.............................     187,161     116,893      34,739     78,931    21,808          --    439,532
Noninterest-earning assets less
  allowance for loan losses, deferred
   loan fees and loans in process............          --          --          --         --        --      18,632     18,632
                                               -----------  ----------  ----------  ---------  --------  ----------  ----------
     Total Assets............................     193,064     119,006      41,390    105,442    49,774      40,962    549,638
                                               -----------  ----------  ----------  ---------  --------  ----------  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Money market savings accounts................      20,719          --          --         --        --          --     20,719
Passbook accounts............................      21,716          --          --         --        --          --     21,716
NOW accounts.................................      18,680          --          --         --        --       8,565     27,245
Certificate accounts.........................      60,623      65,316     116,738     51,321        --          --    293,998
FHLB advances................................      25,000      11,500      25,000     73,500        --          --    135,000
Noninterest-bearing liabilities..............          --          --          --         --        --       9,448      9,448
Stockholders' Equity.........................          --          --          --         --        --      41,512     41,512
                                               -----------  ----------  ----------  ---------  --------  ----------  ----------
   Total Liabilities and Stockholders'
   Equity....................................     146,738      76,816     141,738    124,821        --      59,525    549,638
                                               -----------  ----------  ----------  ---------  --------  ----------  ==========
Interest rate sensitivity gap................    $ 46,326    $ 42,190   $(100,348)  $(19,379)  $49,774    $(18,563)
                                               ===========  ==========  ==========  =========  ========  ==========
Cumulative interest rate sensitivity gap.....    $ 46,326    $ 88,516   $ (11,832)  $(31,211)  $18,563          --
                                               ===========  ==========  ==========  =========  ========  ==========
Interest rate sensitivity gap as a percent of
 total assets................................        8.43%       7.68%    (18.26)%    (3.53)%     9.06%     (3.38)%
                                               ===========  ==========  ==========  =========  ========  ===========
Cumulative interest rate sensitivity gap as
 a percent of total assets...................        8.43%      16.11%     (2.15)%    (5.68)%     3.38%         --
                                               -----------  ----------  ----------  ---------  --------   ----------

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, money market, passbook and NOW account deposit liabilities, most of which are allocated to the shortest period in the table (three months or less), are not expected in most scenarios to actually reprice within this time frame. Also, many of Highland's adjustable rate loans are indexed to the 11th district cost of funds, an index which has been historically slower to reprice than other indices.

     In addition, although certain assets and liabilities are assumed to have similar maturities or periods to repricing, they may actually react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict the degree of changes in interest rates both on a short-term basis and over the life of the asset. Most of Highland's adjustable-rate loans may not adjust downward below their initial rate (the "floor interest rate"), with increases generally limited to maximum adjustments of 2% per year and 5% for the life of the loan. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate materially from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of a significant interest rate increase.

     Net Portfolio Value.    Highland's interest rate sensitivity is monitored
by management through the use of an internally generated model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure, the greater is considered to be its exposure to interest rate risk. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports.

     As of December 31, 1997, the Bank's Sensitivity Measure, as measured by the OTS, was negative 137 basis points. As of the same date, the Sensitivity Measure as measured by Highland was negative 201 basis points. Highland compares the results from the OTS and from its internally generated results and provides the Board of Directors with a comparison to determine if there is any additional risk.

     As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above interest rate-risk measurements. Modeling changes in NPV requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of Highland's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Highland's net interest income and will differ from actual results.

CAPITAL RESOURCES
-----------------

     At December 31, 1997, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized." The following table sets forth the Bank's regulatory capital ratios at December 31, 1997 and December 31, 1996 (see also Note 16 of the Notes to Consolidated Financial Statements):

                                                                             MINIMUM
                           DECEMBER 31, 1997        DECEMBER 31, 1996      REQUIREMENT
                           ------------------       -----------------      -----------
   Tangible Capital........       6.9%                      7.2%               1.5%
   Leverage Capital........       6.9%                      7.2%               3.0%
   Risk-based Capital......      10.7%                     11.3%               8.0%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

     The information required herein is incorporated by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Highland's 1997 Annual Report filed in this form 10-K. At December 31, 1997, Highland did not hold any derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Highland's consolidated financial statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 3, 1997, the Bank dismissed Grant Thornton LLP ("Grant") as its independent auditors. The reports of Grant on the financial statements of the Bank for fiscal years ending December 31, 1996 and 1995 did not contain an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The authority to change independent auditors was provided by the Audit Committee of the Board of Directors of the Bank at their meeting of February 19, 1997.

     In connection with its audits for the two most recent fiscal years, and through March 3, 1997, there have been no disagreements with Grant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Bank requested that Grant furnish a letter addressed to the Office of Thrift Supervision stating that it agrees with the above statements. A copy of such letter, dated March 5, 1997, has been filed as
Exhibit 16 to the Bank's Current Report on Form 8-K filed March 7, 1997.

     On March 3, 1997, the Bank engaged the firm of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ended December 31, 1997 and KPMG Peat Marwick LLP remained the independent auditors of Highland after the Reorganization.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Highland's directors and executive officers is incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS" of Highland's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" of Highland's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in Highland's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included in this report at the page numbers indicated.

          1.    Financial Statements and Schedules                                        Page No.
                ----------------------------------                                        --------
                Independent Auditor's Reports............................................ F-1, F-2

                Consolidated Statements of Financial Condition as of December 31,
                1997 and 1996............................................................ F-3

                Consolidated Statements of Operations for the Years ended December 31,
                1997, 1996 and 1995...................................................... F-4

                Consolidated Statements of Shareholders' Equity for the Years ended
                December 31, 1997, 1996 and 1995......................................... F-6

                Consolidated Statements of Cash Flows for the Years ended
                December 31, 1997, 1996 and 1995......................................... F-7

                Notes to Consolidated Financial Statements............................... F-10

          2. All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

          3.   Exhibits
               --------

               (i)  Executive Compensation Plans and Arrangements:
                    ---------------------------------------------

                    The following is a summary of Highland's executive compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K:

Exhibit
Number    Description of Exhibit
------    ----------------------

10.1 Highland Federal Bank 1994 Stock Option and Performance Share Award Plan, including forms of Stock Option Agreement and Performance Share Award and Restricted Stock Agreement, filed as Exhibit 10.1 to the S-4 Registration Statement (as defined below) and incorporated herein by reference.

10.2      Highland Federal Bank Profit Sharing Plan and Trust, filed as Exhibit
          10.2 to the S-4 Registration Statement and incorporated herein by reference.

10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren, Anthony L. Frey and Ellen B. Geiger.

10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank.

10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988.

               (ii) Exhibit Index:
                    -------------

Exhibit
Number    Description of Exhibit
------    ----------------------

2.1 Plan of Reorganization and Agreement of Merger, filed as Exhibit A to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (File No. 333-38911) filed by the Registrant with the Commission on October 28, 1997 (the "S-4 Registration Statement") and incorporated herein by reference.

3.1 Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the S-4 Registration Statement and incorporated herein by reference.

3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the S-4 Registration Statement and incorporated herein by reference.

4.0 Form of Stock Certificate of the Registrant, filed as Exhibit 4.1 to the S-4 Registration Statement and incorporated herein by reference.

10.1 Highland Federal Bank 1994 Stock Option and Performance Share Award Plan, including forms of Stock Option Agreement and Performance Share Award and Restricted Stock Agreement, filed as Exhibit 10.1 to the S-4 Registration Statement and incorporated herein by reference.

10.2      Highland Federal Bank Profit Sharing Plan and Trust, filed as Exhibit
          10.2 to the S-4 Registration Statement and incorporated herein by reference.

10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren, Anthony L. Frey and Ellen B. Geiger.

10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank.

10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988.

16.0      Letter of Grant Thornton LLP, dated March 5, 1997.

11.0 Statement re Computation of Per Share Earnings is included in the Consolidated Statements of Operations and Notes to Consolidated Financial Statements of the Registrant which are attached hereto.

21.0 Subsidiaries of the Registrant. The only subsidiary of the Registrant is Highland Federal Bank, a Federal Savings Bank.

23.0      Consent of KPMG Peat Marwick LLP.

27.0      Financial Data Schedule.


     (b)  Reports on Form 8-K
          -------------------

               The Registrant filed one report on Form 8-K during the fourth quarter of 1997. The report, filed on December 18, 1997 under "Item 5. Other," related to the automatic succession of the Registrant to the Exchange Act reporting obligations of the Bank in connection with the reorganization of the Bank into a holding company form of organization.

     (c)  Exhibits Required by Item 601 of Regulation S-K
          -----------------------------------------------

     See Item 14(a)(3)(i) above.

     (d)  Additional Financial Statements
          -------------------------------

     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                             HIGHLAND BANCORP, INC.

                                             By:  /s/ STEPHEN N. RIPPE
                                                -----------------------------
                                                Stephen N. Rippe, President
                                                March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ RICHARD J. CROSS                           Dated:  March 30, 1998
----------------------------
Richard J. Cross
Chairman of the Board and Director

                                               Dated:
----------------------------
Woodrow De Witt, Director

/s/ WILLIAM G. DYESS                           Dated:  March 30, 1998
----------------------------
William G. Dyess, Director


/s/ ANTHONY L. FREY                            Dated:  March 30, 1998
----------------------------
Anthony L. Frey
Executive Vice President, Chief
Financial Officer
(Principal Accounting Officer)


/s/ BEN KARMELICH                              Dated:  March 30, 1998
----------------------------
Ben Karmelich, Director


/s/ RICHARD O. OXFORD                          Dated:  March 30, 1998
----------------------------
Richard O. Oxford, Director


                                               Dated:
----------------------------
George Piercy, Director


/s/ STEPHEN N. RIPPE                           Dated:  March 30, 1998
----------------------------
Stephen N. Rippe
President, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ SHIRLEY E. SIMMONS                         Dated:  March 30, 1998
----------------------------
Shirley E. Simmons
Vice Chairman of the Board
and Director

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Highland Bancorp, Inc.:

We have audited the accompanying consolidated statement of financial condition of Highland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highland Bancorp, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ KPMG PEAT MARWICK LLP

Los Angeles, California
January 23, 1998

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------




Board of Directors
Highland Bancorp, Inc.:

We have audited the accompanying consolidated statement of financial condition of Highland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highland Bancorp, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Los Angeles, California
January 28, 1997

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                         (Dollar amounts in thousands)

                                                                                            DECEMBER 31
                                                                          --------------------------------------------
                               ASSETS                                              1997                     1996
                                                                          -------------------      -------------------
Cash and cash equivalents                                                  $           26,420                   33,714
Securities available-for-sale (cost of $49,881 in 1997 and $37,414
 in 1996)                                                                              49,635                   37,038
Securities held-to-maturity (fair value of $15,263 in 1997 and
 $17,493 in 1996)                                                                      15,419                   17,969
Loans receivable, net of allowance for loan losses of $8,848 in 1997
 and $7,678 in 1996                                                                   427,237                  373,545
Real estate acquired through foreclosure                                                1,543                    1,400
Federal Home Loan Bank stock, at cost                                                   6,750                    3,125
Accrued interest receivable                                                             3,789                    3,404
Premises and equipment, net                                                             7,599                    8,311
Deferred income taxes, net                                                              4,819                    4,463
Other assets                                                                            6,427                    6,933
                                                                          -------------------      -------------------
                                                                           $          549,638                  489,902
                                                                          ===================      ===================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits                                                                  $          363,678                  384,921
 FHLB advances                                                                        135,000                   62,500
 Accounts payable and other liabilities                                                 6,961                    7,417
 Income taxes payable                                                                   2,487                      201
                                                                          -------------------      -------------------
       Total liabilities                                                              508,126                  455,039
                                                                          -------------------      -------------------
Commitments and contingencies

Shareholders' equity - partially restricted:
 Preferred stock.  Authorized, 1,000,000 shares of $.01 stated
  value, no shares issued                                                                  --                       --
 Common stock.  Authorized, 8,000,000 shares of $.01 stated value;
  issued and outstanding 2,318,437 shares in 1997 and 2,295,983
  shares in 1996                                                                           23                       23
 Additional paid-in capital                                                            16,144                   15,703
 Retained earnings                                                                     25,507                   19,384
 Net unrealized holding loss on securities available-for-sale, net
  of tax                                                                                 (162)                    (247)
                                                                          -------------------      -------------------
       Total shareholders' equity                                                      41,512                   34,863
                                                                          -------------------      -------------------
                                                                           $          549,638                  489,902
                                                                          ===================      ===================

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

             (Dollar amounts in thousands, except per share data)

                                                                             YEAR ENDED DECEMBER 31
                                                      -------------------------------------------------------------------
                                                              1997                    1996                    1995
                                                      -------------------     -------------------     -------------------
Interest income:
 Loans                                              $              40,022                  35,251                  30,223
 Securities:
   Available-for-sale                                               3,581                   3,210                   7,146
   Held-to-maturity                                                 1,026                   1,177                   1,330
                                                      -------------------     -------------------     -------------------
        Total interest income                                      44,629                  39,638                  38,699
                                                      -------------------     -------------------     -------------------

Interest expense:
 Deposits                                                          18,311                  18,068                  18,539
 FHLB advances and other borrowings                                 5,913                   2,358                   2,848
                                                      -------------------     -------------------     -------------------
        Total interest expense                                     24,224                  20,426                  21,387
                                                      -------------------     -------------------     -------------------
        Net interest income                                        20,405                  19,212                  17,312
Provision for losses on loans                                       5,164                   3,930                   5,221
                                                      -------------------     -------------------     -------------------
       Net interest income after provision for
        losses on loans                                            15,241                  15,282                  12,091
                                                      -------------------     -------------------     -------------------

Noninterest income:
 Gain on sale of loans                                                118                     441                      86
 Net gain on sale of securities                                        20                      15                       9
 Gain on sales of branches                                          2,014                      --                      --
 Other                                                              1,772                   1,711                   1,484
                                                      -------------------     -------------------     -------------------
        Total noninterest income                                    3,924                   2,167                   1,579
                                                      -------------------     -------------------     -------------------

                                                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

             (Dollar amounts in thousands, except per share data)

                                                                              YEAR ENDED DECEMBER 31
                                                      -------------------------------------------------------------------
                                                              1997                    1996                     1995
                                                      -------------------     -------------------     -------------------
Noninterest expense:
General and administrative expense:
   Compensation and benefits                        $               5,552                   6,556                   6,472
   Occupancy and equipment                                          1,290                   2,175                   2,100
   FDIC deposit insurance premium                                     299                   1,003                   1,087
   FDIC deposit insurance premium - special
    assessment                                                         --                   2,548                      --

   Service bureau and related equipment rental                        568                     730                     640
   Other                                                            2,154                   2,682                   2,661
                                                      -------------------     -------------------     -------------------
       Total general and administrative expense
                                                                    9,863                  15,694                  12,960
 Net cost of operation of real estate acquired
  through foreclosure                                                 555                     928                   2,306
                                                      -------------------     -------------------     -------------------
       Total noninterest expense                                   10,418                  16,622                  15,266
                                                      -------------------     -------------------     -------------------
       Earnings (loss) before income taxes                          8,747                     827                  (1,596)
Income taxes (benefit)                                              2,624                     162                    (617)
                                                      -------------------     -------------------     -------------------
       Net earnings (loss)                          $               6,123                     665                    (979)
                                                      ===================     ===================     ===================
Basic net earnings (loss) per share                 $                2.66                     .29                    (.86)
                                                      ===================     ===================     ===================
Diluted net earnings (loss) per share               $                2.58                     .29                    (.86)
                                                      ===================     ===================     ===================

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                 Years ended December 31, 1997, 1996 and 1995
                         (Dollar amounts in thousands)

                                                                                                     NET UNREALIZED
                                                                                                    HOLDING LOSS ON
                                                                                                       SECURITIES         TOTAL
                                                                        ADDITIONAL       RETAINED     AVAILABLE-FOR-   SHAREHOLDERS'
                                                  CAPITAL STOCK       PAID-TO CAPITAL    EARNINGS    SALE, NET OF TAX     EQUITY
                                                  -------------       ---------------    --------    ----------------     ------
Balance at December 31, 1994                      $         11               2,706        19,698             (1,453)     20,962

Stock offering                                              12              12,997            --                 --      13,009
Net loss                                                    --                  --          (979)                --        (979)
Change in net unrealized holding loss on
 securities available-for-sale, net of tax                  --                  --            --              1,099       1,099
                                                  ------------        ------------     ---------         ----------    --------
Balance at December 31, 1995                                23              15,703        18,719               (354)     34,091

Net earnings                                                --                  --           665                 --         665
Change in net unrealized holding loss on
 securities available-for-sale, net of tax                  --                  --            --                107         107
                                                  ------------        ------------     ---------         ----------    --------
Balance at December 31, 1996                                23              15,703        19,384               (247)     34,863

Net earnings                                                --                  --         6,123                 --       6,123
Exercise of common stock options                            --                 243            --                 --         243
Retirement of common stock                                  --                (185)           --                 --        (185)
Issuance of performance shares                              --                 383            --                 --         383
Change in net unrealized holding loss on
 securities available-for-sale, net of tax                  --                  --            --                 85          85
                                                  ------------        ------------     ---------         ----------    --------
Balance at December 31, 1997                      $         23              16,144        25,507               (162)     41,512
                                                  ============        ============     =========         ==========    ========

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                               YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------------------
                                                               1997                     1996                     1995
                                                      -------------------      -------------------      -------------------
Cash flows from operating activities:
 Net earnings (loss)                                $               6,123                      665                     (979)
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Gain on sale of loans                                            (118)                    (441)                     (86)
    Gain on sale of securities available-for-sale                     (20)                     (15)                      (9)
    Gain on sale of branches                                       (2,014)                      --                       --
    Net (gain) loss on sale of real estate
     acquired through foreclosure                                     (90)                    (330)                     296
    Increase in net deferred tax asset                               (427)                     (19)                  (5,524)
    Amortization of premiums on securities                            301                      312                    1,030
    Depreciation                                                      690                      665                      727
    Federal Home Loan Bank stock dividend                            (249)                    (135)                    (130)
    Deferred direct loan origination fees and
     costs, net                                                      (346)                    (169)                    (182)
    Amortization of deferred compensation expense                     255                       --                       --
    Provision for losses on loans                                   5,164                    3,930                    5,221
    Provision for losses on real estate acquired
     through foreclosure                                              310                      264                      669
    Increase (decrease) in accrued interest
     receivable                                                      (385)                    (342)                     406
    Decrease in recoverable income taxes                               --                       --                    7,211
    Decrease (increase) in other assets                               759                      752                   (2,288)
    Increase (decrease) in accounts payable and
     other liabilities                                               (456)                   3,060                      193
    Increase (decrease) in income taxes payable                     2,286                   (3,113)                   3,314
                                                      -------------------      -------------------      -------------------
          Net cash provided by operating
           activities                                              11,783                    5,084                    9,869
                                                      -------------------      -------------------      -------------------

                                                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                         (Dollar amounts in thousands)

                                                                               YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------------------
                                                               1997                     1996                     1995
                                                      -------------------      -------------------      -------------------
Cash flows from investing activities:
 Purchases of securities available-for-sale         $             (32,426)                  (7,652)                  (9,332)
 Sales and maturities of securities
  available-for-sale                                               19,744                   14,452                   81,059
 Principal payments on investment securities
  held-to-maturity                                                  2,474                    2,718                    2,295
 (Increase) decrease in Federal Home Loan Bank
  stock                                                            (3,376)                     317                      915
 (Purchases) sales of premises and equipment                           22                     (954)                    (770)
 Costs capitalized on real estate acquired
  through foreclosure                                                (205)                      --                       --
 Proceeds from the sale of real estate acquired
  through foreclosure                                               7,082                    6,872                   19,788
 Proceeds from the sale of loans                                    3,445                   12,527                    7,257
 Purchases of loans                                                  (396)                  (7,690)                      --
 Net increase in loans receivable                                 (68,769)                 (73,948)                 (69,109)
                                                      -------------------      -------------------      -------------------
          Net cash provided by (used in)
           investing activities                                   (72,405)                 (53,358)                  32,103
                                                      -------------------      -------------------      -------------------

Cash flows from financing activities:
 Decrease in deposits from sale of branches                      (103,857)                      --                       --
 Net increase in deposits                                          84,627                    6,222                    2,032
 Net borrowings (repayments) from the Federal
  Home Loan Bank                                                   72,500                   23,000                  (22,000)
 Proceeds from stock offering                                          --                       --                   13,009
 Retirement of common stock                                          (185)                      --                       --
 Common stock options exercised                                       243                       --                       --
                                                      -------------------      -------------------      -------------------
          Net cash (used in) provided by
           financing activities                                    53,328                   29,222                   (6,959)
                                                      -------------------      -------------------      -------------------
          Increase (decrease) in cash and cash
           equivalents                                             (7,294)                 (19,052)                  35,013
Cash and cash equivalents at beginning of year                     33,714                   52,766                   17,753
                                                      -------------------      -------------------      -------------------
Cash and cash equivalents at end of year            $              26,420                   33,714                   52,766
                                                      ===================      ===================      ===================

                                                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                         (Dollar amounts in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                      -------------------------------------------------------------------
                                                              1997                    1996                    1995
                                                      -------------------     -------------------     -------------------
Supplemental disclosures of cash flow
 information:
   Interest paid                                    $              23,906                  19,983                  21,435
   Income taxes paid, net                                             863                     695                   1,592
                                                      ===================     ===================     ===================

Supplemental disclosure of noncash investing and
 financing activities:
   Acquisition of real estate in settlement of
    loans                                           $               9,688                   5,240                  15,667
   Loans made in conjunction with real estate
    sales                                                           3,574                   3,625                   6,416
                                                      ===================     ===================     ===================

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     During 1997, Highland Bancorp, Inc. (the Company) was established to serve as a holding corporation for Highland Federal Bank and its wholly owned subsidiaries, H.F.S. Corporation and Hi-Fed Insurance Agency (collectively referred to as the Bank). The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and the prevailing practices within the savings and loan industry.

     Highland Federal Bank obtained regulatory and shareholder approval to reorganize into a holding company structure to provide greater flexibility for meeting future financial and competitive needs. As a result of the reorganization, which occurred on December 16, 1997, each share of the Bank's $1.00 par value common stock was converted into one share of $0.01 par value common stock of Highland Bancorp, Inc. Consequently, the Bank became a wholly owned subsidiary of Highland Bancorp, Inc.

     In December 1997, the Bank contributed $4.0 million in capital to Highland Bancorp, Inc. as part of the reorganization into a holding company structure. The Bank's regulatory capital was reduced by the amount of this contribution at December 31, 1997.

     The Bank is a Federally chartered savings bank primarily engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and other real estate. Bank revenues are derived principally from interest on real estate loans and investments and other fees. The major expense of the Bank is interest paid on deposits and borrowings. Bank operations and net interest income are affected by general economic conditions and by the monetary and fiscal policies of the Federal government. Lending activities are affected by the demand for mortgage and other types of financing which is, in turn, affected primarily by interest rates and other factors affecting the supply of housing and the availability of funds. Deposit flows and cost of funds are influenced by interest rates on competing investments and by general market interest rates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate. Management believes that the allowances established on loans and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     The Company is required to carry its available-for-sale securities and real estate acquired in settlement of loans at the lower of cost or fair value or, in certain cases, at fair value. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the asset. Such estimates related to the investment securities portfolios include published bid prices or bid quotations received from securities dealers. Fair value estimates for real estate acquired in settlement of loans is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at the rate commensurate with the risk involved.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior years' data have been reclassified to conform to current year presentation.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash, Federal funds sold, time certificates of deposit and other deposits with maturities of three months or less. Generally, Federal funds are sold for a one-day period.

     SECURITIES

     Securities include U.S. government obligations, corporate securities and other debt securities. The Company classifies its securities in two categories: available-for-sale and held-to-maturity. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported as a separate component of shareholders' equity. Held-to-maturity securities are carried at cost, adjusted for premiums or discounts which are amortized or accreted and recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities are classified as such because the Company has the ability and management has the intent to hold them to maturity. Available-for-sale securities are debt and equity securities not classified as held-to-maturity. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects). Premiums or discounts on mortgage-backed securities are amortized over the remaining contractual maturity, adjusted for anticipated prepayments using the interest method. The amortized cost or carrying value of the specific security sold is used to compute the gain or loss on the sale of securities.

     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     Loans receivable are stated at unpaid principal balances, less allowance for loan losses and net deferred loan origination fees.

     Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     The Company maintains an allowance for loan losses at a level considered by management adequate to cover probable losses on loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

     Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     The Company considers a loan to be impaired when it is deemed probable that the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. The Company selects the measurement method for determining impairment on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company measures impairment of a restructured loan by discounting the total expected cash flows using the loan's effective rate of interest in the original loan agreement. Cash receipts on impaired loans receivable are applied to principal and interest in accordance with the terms of the loan.

     LOAN ORIGINATION AND COMMITMENT FEES

     The Company recognizes loan origination fees as an adjustment of the loan's yield over the life of the loan by the interest method, which results in a constant rate of return. Certain direct costs of originating the loan are recognized over the life of the loan as a reduction of the yield rather than as an expense when incurred.

     Generally, loan commitment fees are deferred and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

     The amortization of deferred loan fees is discontinued when the loan is placed on nonaccrual status.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     The Company records real estate acquired through foreclosure or deed in lieu of foreclosure at the fair value at the time of foreclosure, less estimated selling costs. The fair value of foreclosed property is based upon a current appraisal. Declines in value from the periodic valuation of foreclosed properties are charged against operating expenses and included in the allowance for other real estate owned in the period in which they are identified. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

     PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service lives of the improvements, whichever is shorter.

     EARNINGS (LOSS) PER SHARE

     As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), and has restated all prior period earnings (loss) per share data.

     SFAS No. 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The following table reconciles the weighted average shares of common stock outstanding used in the basic EPS computation to that used in the diluted EPS computation. There is no difference in the earnings used in the two computations.

                                                                             YEAR ENDED DECEMBER 31
                                                      -------------------------------------------------------------------
                                                              1997                    1996                    1995
                                                             SHARES                  SHARES                  SHARES
                                                      -------------------     -------------------     -------------------
Basic EPS - weighted average number of shares
 used in computation                                            2,299,042               2,295,983               1,138,082

Effect of dilutive securities - incremental
 shares from outstanding common stock options                      69,981                   9,811                      --

                                                      -------------------     -------------------     -------------------
Diluted EPS - weighted average number of shares
 used in computation                                            2,369,023               2,305,794               1,138,082
                                                      ===================     ===================     ===================

     At December 31, 1997 and 1996, there were no shares which had an antidilutive effect on earnings per share. At December 31, 1995, there were 6,096 shares which were excluded from the table above since such shares were antidilutive.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     INCOME TAXES

     Provisions for income taxes are based on amounts reported in the consolidated statements of income. Deferred taxes are computed on the liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

     STOCK-BASED COMPENSATION

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to measure compensation cost related to stock options following the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     MORTGAGE SERVICING RIGHTS

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996. SFAS No. 122 requires companies that sell or securitize mortgage loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based upon their relative fair values. SFAS No. 122 further requires that capitalized mortgage servicing rights be evaluated for impairment based upon the fair value of these rights. SFAS No. 122 was superseded by SFAS No. 125 effective January 1, 1997.

     The Company adopted, effective January 1, 1997, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers of financial assets and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The effect of adopting this statement did not have a material effect on the Company's consolidated financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investments by owners and

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES
     distributions to owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, to be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS No. 130 does not require a specific presentation format, but will require the Company to display an amount representing total comprehensive income for the periods in the financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS No. 130 will not have a material effect on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes numerous requirements in a previously issued statement, SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS No. 131 will not have a material effect on the Company's financial condition or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement standardizes the disclosure requirements for defined benefits plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 132 will not have a material effect on the Company's financial condition or results of operations.

(2)  SECURITIES

     The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale and held-to-maturity securities as of December 31, 1997 and 1996 are as follows (in thousands):

                                           AMORTIZED                       GROSS UNREALIZED                        ESTIMATED
                                                             -------------------------------------------
                                             COST                    GAINS                  LOSSES                FAIR VALUE
                                     -------------------     -------------------     -------------------     -------------------
1997:
 Securities available-for-sale:
    U.S. Treasury and agency
     securities                    $              15,481                       4                      26                  15,459
    Mortgage-backed securities                    34,400                      24                     248                  34,176
                                     -------------------     -------------------     -------------------     -------------------
                                   $              49,881                      28                     274                  49,635
                                     ===================     ===================     ===================     ===================

 Securities held-to-maturity
  mortgage-backed securities       $              15,419                      --                     156                  15,263
                                     ===================     ===================     ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                                           AMORTIZED                       GROSS UNREALIZED                        ESTIMATED
                                                             -------------------------------------------
                                             COST                    GAINS                  LOSSES                FAIR VALUE
                                     -------------------     -------------------     -------------------     -------------------
1996:
 Securities available-for-sale:
    U.S. Treasury and agency
     securities                    $               2,982                      --                      14                   2,968
    Mortgage-backed securities                    34,432                      64                     426                  34,070
                                     -------------------     -------------------     -------------------     -------------------
                                   $              37,414                      64                     440                  37,038
                                     ===================     ===================     ===================     ===================

 Securities held-to-maturity-
  mortgage-backed securities       $              17,969                      --                     476                  17,493
                                      ===================     ===================     ===================     ===================

     The weighted average yields of U.S. Treasury and equity securities earned during 1997, 1996 and 1995 were 6.4%, 5.5% and 6.1%, respectively. The weighted average yield of mortgage-backed securities was 5.9%, 5.9% and 6.6% and during 1997, 1996 and 1995, respectively.

     Proceeds and realized gains and losses on sales of securities available-for-sale for the years ended December 31 are summarized as follows (in thousands):

                                        PROCEEDS                  GAINS                  LOSSES
                                  -------------------     -------------------     -------------------
                         1997  $                2,033                      20                      --
                         1996                   4,645                      15                      --
                         1995                  72,960                     341                     332
                                  ===================     ===================     ===================

     The contractual maturities of securities held-to-maturity and available-for-sale at December 31, 1997 were as follows (in thousands):

                                                   HELD-TO-MATURITY                               AVAILABLE-FOR-SALE
                                     -------------------------------------------     -------------------------------------------
                                           AMORTIZED                                       AMORTIZED
                                             COST                 FAIR VALUE                 COST                 FAIR VALUE
                                     -------------------     -------------------     -------------------     -------------------
U.S. Treasury and agency
 securities:
   Due in less than one year       $                  --                      --                   2,992                   2,983
   Due from one year to five
    years                                             --                      --                  12,489                  12,476
   Due from five to ten years                         --                      --                      --                      --
   Due after ten years                                --                      --                      --                      --
                                     -------------------     -------------------     -------------------     -------------------
                                   $                  --                      --                  15,481                  15,459
                                     ===================     ===================     ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

(3)  LOANS RECEIVABLE

     Loans receivable are summarized as follows (in thousands):

                                                                                   1997                    1996
                                                                           -------------------     -------------------
Trust deed loans collateralized by real estate:
 1-4 family residential properties                                       $              64,558                  82,436
 Multifamily                                                                           214,462                 180,940
 Commercial                                                                            154,717                 116,389
 Construction and land                                                                  10,465                   3,954
Consumer loans                                                                             493                   1,244
                                                                           -------------------     -------------------
                                                                                       444,695                 384,963
Less:
 Loans in process                                                                        6,653                   1,439
 Deferred origination fees, net                                                          1,957                   2,303
 Allowance for loan losses                                                               8,848                   7,676
                                                                           -------------------     -------------------
      Loans receivable, net                                              $             427,237                 373,545
                                                                           ===================     ===================

     The Company serviced loans for others in the approximate amounts of $5.5 million and $5.0 million at December 31, 1997 and 1996, respectively.

     The Company had impaired loans of $9.1 million and $10.9 million at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $11.8 million and $12.3 million, respectively. The total allowance for loan losses related to impaired loans was $1.3 million and $2.6 million at December 31, 1997 and 1996, respectively. Interest income recognized on impaired loans of $627,000, $861,000 and $1,000,000 was recognized for cash payments received in 1997, 1996 and 1995, respectively.

     The Company had no loans 90 days past due and still accruing interest at December 31, 1997 and 1996.

     The amounts below approximate the balance of loans which have been placed on nonaccrual status and the interest that would have been earned had the loans been performing (in thousands):

                                                               1997                    1996                    1995
                                                       -------------------     -------------------     -------------------
Principal balance                                    $               4,485                   3,455                   5,220
Foregone interest                                                      396                     692                     788
                                                       ===================     ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Restructured loans for which interest has been reduced or suspended totaled approximately $4.6 million, $7.4 million and $9.4 million at December 31, 1997, 1996 and 1995, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31 are summarized as follows (in thousands):

                                                                1997                     1996                     1995
                                                       -------------------      -------------------      -------------------
Interest income that would have been recorded        $                 596                      887                      796
Interest income recognized                                            (417)                    (626)                    (576)
                                                       -------------------      -------------------      -------------------

     Interest income foregone                        $                 179                      261                      220
                                                       ===================      ===================      ===================

     A summary of the activity in the allowance for loan losses for the years ended December 31 is as follows (in thousands):

                                                               1997                     1996                     1995
                                                      -------------------      -------------------      -------------------
Allowance for loan losses at beginning of year      $               7,676                    7,056                    8,832
Provision for losses                                                5,164                    3,930                    5,221
Losses charged against the allowance                               (3,992)                  (3,323)                  (7,912)
Recoveries                                                             --                       13                      915
                                                      -------------------      -------------------      -------------------
Allowance for loan losses at end of year            $               8,848                    7,676                    7,056
                                                      ===================      ===================      ===================

(4)  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     Real estate acquired through foreclosure for years ended December 31 is as follows (in thousands):

                                                                                    1997                    1996
                                                                           -------------------      -------------------
Real estate acquired through foreclosure                                 $               1,628                    1,400
Less allowance for losses                                                                  (85)                      --
                                                                           -------------------      -------------------
                                                                         $               1,543                    1,400
                                                                           ===================      ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     A summary of the change in the allowance for possible losses on real estate acquired through foreclosure for the years ended December 31 is summarized as follows (in thousands):

                                                                       1997                     1996                     1995
                                                              -------------------      -------------------      -------------------
     Balance at beginning of year                           $                  --                       --                       --
     Provision charged to expense                                             310                      264                      669
     Charge-offs                                                             (225)                    (264)                    (669)
                                                              -------------------      -------------------      -------------------
     Balance at end of year                                 $                  85                       --                       --
                                                              ===================      ===================      ===================

     Components of the Company's net cost of operation of real estate acquired through foreclosure for the years ended December 31 are as follows (in thousands):

                                                                       1997                     1996                     1995
                                                              -------------------      -------------------      -------------------
     Gains on sales                                         $                (253)                    (399)                    (305)
     Losses on sales                                                          163                       69                      619
     Provision for losses                                                     310                      264                      669
     Operating costs while owned                                              335                      994                    1,323
                                                              -------------------      -------------------      -------------------
                                                            $                 555                      928                    2,306
                                                              ===================      ===================      ===================

(5)  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following (in thousands):

                                                                                                        DECEMBER 31
                                                                                       --------------------------------------------
                                                                                               1997                     1996
                                                                                       -------------------      -------------------
     Office buildings                                                                  $             6,683      $             6,682
     Leasehold improvements                                                                          1,026                    1,623
     Furniture, fixtures, equipment and vehicles                                                     1,575                    1,647
     Land                                                                                            1,936                    1,936
                                                                                       -------------------      -------------------
                                                                                                    11,220                   11,888
     Less accumulated depreciation and amortization                                                 (3,621)                  (3,577)
                                                                                       -------------------      -------------------
          Premises and equipment net                                                   $             7,599      $             8,311
                                                                                       ===================      ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

(6)  DEPOSITS

     Deposits at December 31 are summarized as follows (in thousands):

                                                                            1997                    1996
                                                                    -------------------     -------------------
      NOW accounts                                                $              27,217                  33,038
      Passbook accounts                                                          21,716                  29,224
      Money Market Checking and Savings                                          20,720                  22,118
      Certificates of deposit                                                   294,025                 300,541
                                                                    -------------------     -------------------
                                                                  $             363,678                 384,921
                                                                    ===================     ===================

     As of December 31, 1997, certificate accounts are scheduled to mature as follows (in thousands):

                       YEAR OF MATURITY                         AMOUNT
          ------------------------------------------     -------------------
          1998                                         $             242,663
          1999                                                        38,555
          2000                                                         8,494
          Thereafter                                                   4,313
                                                         -------------------
                                                       $             294,025
                                                         ===================

     The aggregate amount of jumbo certificates of deposit with a balance equal to or greater than $100,000 was $71.1 million and $56.2 million at December 31, 1997 and 1996, respectively.

     The amount of interest expense per deposit category for the years ended December 31 is as follows (in thousands):

                                                               1997                    1996                    1995
                                                       -------------------     -------------------     -------------------
     NOW accounts                                    $                 333                     347                     482
     Money market checking and savings accounts                        873                     680                     779
     Passbook accounts                                                 596                     853                   1,276
     Certificates of deposit                                        16,509                  16,188                  16,002
                                                       -------------------     -------------------     -------------------
                                                     $              18,311                  18,068                  18,539
                                                       ===================     ===================     ===================

(7)  FHLB ADVANCES

     FHLB advances represent secured obligations with the Federal Home Loan Bank
     (FHLB), at various rates and terms. FHLB advances are secured by mortgage loans and mortgage-backed securities.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Mortgage loans and mortgage-backed securities with a carrying value of $243.5 million and $294.1 million, have been pledged to secure these advances at December 31, 1997 and 1996, respectively. Advances at December 31, 1997 have the following maturity dates: $61.5 million in 1998, $49.0 million in 1999, $9.5 million in 2000 and $15.0 million in 2002. Interest rates range from 5.30% to 8.29%.

     The following table approximates the maximum month-end balance outstanding, average daily balance outstanding, average rates paid during the year and the average rates on the balance at December 31 for FHLB advances (dollars in thousands):

                                                                                     DECEMBER 31
                                                       ---------------------------------------------------------------------
                                                                1997                     1996                     1995
                                                       -------------------      -------------------      -------------------
     Maximum month-end balance                            $       135,000                   62,500                   61,500
     Average daily balance                                         95,979                   39,563                   51,734
     Average rates paid                                              6.17%                    5.96%                    5.44%
     Average rates on balance at year-end                            6.07%                    6.19%                    5.70%
     Balance at year-end                                  $       135,000                   62,500                   39,500
                                                       ===================      ===================      ===================


(8)  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are approximated as follows (dollars in thousands):

                                                                     1997                     1996                     1995
                                                            -------------------      -------------------      -------------------
     Deferred tax assets:
      Depreciation                                        $                  24                      143                      107
      Book over tax reserve for loan losses                               3,334                    3,511                    3,231
      Deferred compensation                                               2,094                    1,765                    1,014
      Installment sale                                                      246                      249                      249
      Allowance for losses                                                  993                    1,003                    1,003
      Nonaccrual interest                                                    85                       89                      357
      Unrealized loss on securities available-for-sale                      101                      170                      182
      Real estate owned - allowances                                        139                       --                      558
      Discount to facilitate sale of real estate owned                      457                      239                      251
      Net operating loss carryforward                                        --                      467                      297
      Mark to market for loans                                              482                       --                       --
      Other                                                                  10                       51                       57
                                                            -------------------      -------------------      -------------------
         Deferred tax asset                                               7,965                    7,687                    7,306
      Valuation allowance                                                  (223)                  (1,334)                  (1,012)
                                                            -------------------      -------------------      -------------------
        Total deferred tax assets                                         7,742                    6,353                    6,294
                                                            -------------------      -------------------      -------------------

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                                                               1997                    1996                    1995
                                                       -------------------     -------------------     -------------------
     Deferred tax liabilities:
      Accrued interest                                    $           48                     115                     128
      State franchise tax                                            408                     220                     215
      Tax over book deferred loan fees                             1,380                     287                     301
      FHLB dividends                                               1,087                     965                     885
      Mark to market for loans                                        --                     303                     267
                                                       -------------------     -------------------     -------------------
        Total deferred tax liabilities                             2,923                   1,890                   1,796
                                                       -------------------     -------------------     -------------------
        Net deferred tax asset                         $           4,819                   4,463                   4,498
                                                       ===================     ===================     ===================

     A summary of the provision for income taxes (benefit) for the years ended December 31 is as follows (in thousands):

                                                                1997                     1996                     1995
                                                       -------------------      -------------------      -------------------
     Current taxes:
      Federal                                             $        3,073                        987                    4,904
      State                                                          (22)                         2                        2
                                                       -------------------      -------------------      -------------------
                                                                   3,051                        989                    4,906
                                                       -------------------      -------------------      -------------------

     Deferred taxes:
      Federal                                                        109                       (748)                  (5,570)
      State                                                          575                        (79)                      47
                                                       -------------------      -------------------      -------------------
                                                                     684                       (827)                  (5,523)
                                                       -------------------      -------------------      -------------------
      Change in the valuation allowance                            (1,111)                       --                       --
                                                       -------------------      -------------------      -------------------
                                                     $               2,624                      162                     (617)
                                                       ===================      ===================      ===================

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ended December 31 is as follows:

                                                                1997                     1996                     1995
                                                       -------------------      -------------------      -------------------
     Statutory Federal tax rate                                       34.0%                    34.0%                   (34.0)%
     Officers' life insurance                                          (.9)                    (8.9)                      --
     State income taxes, net of Federal benefit                        6.3                    (10.9)                      --
     Change in the valuation allowance                               (12.7)                      --                       --
     Other                                                             3.3                      5.4                     (4.7)
                                                       -------------------      -------------------      -------------------
                                                                      30.0%                    19.6%                   (38.7)%
                                                       ===================      ===================      ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Deferred tax assets are initially recognized for net operating loss and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and net operating loss carryfowards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences and (iii) future taxable income generated by future operations. Based on the Company's projected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1997.

     At December 31, 1997, approximately $4,202,000 of accumulated retained earnings have qualified as tax bad debt deductions for which no provision for Federal income taxes has been made. If in the future these amounts are used for any purpose other than to absorb loan losses, including distributions in liquidation, a tax liability will be imposed at the current corporate rate. It is not contemplated that such amounts will be used in any manner which will create a Federal income tax liability.

(9)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, including unfunded lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

(10) COMMITMENTS AND CONTINGENCIES

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company has outstanding commitments to fund loans of approximately $25.5 million and $7.6 million at December 31, 1997 and 1996, respectively. These commitments expire within approximately 90 days and provide for variable rates of interest. The Company also has unfunded construction loan commitments in the amount of approximately $6.3 million and $1.3 million at December 31, 1997 and 1996, respectively.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     COMMITMENTS

     The Company leases its branch operation premises under various operating leases and certain automobiles. The leases expire at varying periods through the year 2002. At December 31, 1997, the minimum rental commitments under all noncancelable leases with initial or remaining terms of more than one year are approximated as follows (in thousands):

                      YEAR                                   AMOUNT
          ---------------------------------------     -------------------
          1998                                      $                 372
          1999                                                        258
          2000                                                        235
          2001                                                        172
          2002                                                         74
                                                      -------------------
               Total minimum payments required      $               1,111
                                                      ===================

     Included in occupancy and equipment expense for 1997, 1996 and 1995 are rental expenses for premises and equipment of approximately $614,000, $875,000 and $1,056,000, respectively. Included in other expenses for 1997, 1996 and 1995 are auto lease expenses of approximately $22,000, $23,000 and $26,000, respectively. Office leases provide for certain cost-of-living increases and require the Company to pay for property taxes, insurance and maintenance expenses.

     CONTINGENCIES

     The Company is also involved in certain other litigation concerning various transactions entered into during the normal course of business. Management does not believe that the settlement of such litigation will have a material effect on the Company.

(11) OTHER NONINTEREST INCOME

     Components of the Company's other noninterest income for the years ended December 31 are as follows (in thousands):

                                                               1997                    1996                    1995
                                                       -------------------     -------------------     -------------------
     Late charges and collection fees                     $             93                     192                     227
     Retail branch fees (including ATM)                              1,099                   1,105                     571
     Dividends on FHLB stock                                           293                     177                     170
     Other                                                             287                     237                     516
                                                       -------------------     -------------------     -------------------
          Total noninterest income - other                $          1,772                   1,711                   1,484
                                                       ===================     ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

(12) PREFERRED AND COMMON STOCK

     The Company has authorized 1,000,000 shares of preferred stock. The Board has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the common stock.

(13) EMPLOYEES' PROFIT SHARING AND RETIREMENT PLANS

     As of January 1, 1995, the Company converted its noncontributory employee profit sharing retirement plan to a contributory plan. Under the new plan, the first 6% or less of a participant's compensation contributed is matched at 50% by the Company. All employees of the Company who have completed one year of service and have reached 21 years of age can participate in the plan. Under the previous plan, contributions were discretionary, and were determined annually by the Company's Board of Directors based on the Company's net earnings. The contributions charged against operating results were approximately $89,000, $69,000 and $66,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company also funds a Supplemental Executive Retirement Plan (SERP) and a Split Dollar Insurance Program (SDIP) for the benefit of certain employees and former employees of the Company who were employed by the Company in 1986 and before. The SERP calls for a defined benefit to be paid to certain employees and former employees, while the SDIP provides a benefit to certain employees and former employees based upon the values of specific insurance policies less Company funding costs. As of December 31, 1997 and 1996, the Company had recorded liabilities of $3.7 million and $3.9 million, respectively. The total related compensation cost was approximately $157,000, $1,009,000 and $174,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table sets forth the SERP's funded status and amounts recognized in the Company's consolidated statements of financial condition:

                                                                                            DECEMBER 31
                                                                           -------------------------------------------
                                                                                   1997                    1996
                                                                           -------------------     -------------------
     Actuarial present value of benefit obligations:
      Vested benefit obligation                                               $          2,602                   2,683
      Nonvested benefit obligation                                                          69                      36
                                                                           -------------------     -------------------

          Accumulated benefit obligations                                     $          2,671                   2,719
                                                                           ===================     ===================

     Projected benefit obligation for service rendered to date                $          2,671                   2,719
     Plan assets, at fair value                                                          4,401                   4,083
                                                                           -------------------     -------------------
           Excess of plan assets over projected benefit obligations
                                                                              $          1,730                   1,364
                                                                           ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Net pension cost includes the following components:

                                                                                             DECEMBER 31
                                                                           --------------------------------------------
                                                                                    1997                     1996
                                                                           -------------------      -------------------
     Service cost - benefits earned during the period                         $             10                        9
     Interest cost on projected benefit obligation                                         135                       61
     Service cost - benefits earned in prior periods                                        --                      878
     Net amortization and deferral                                                        (372)                    (261)
                                                                           -------------------      -------------------
          Net periodic pension cost                                           $           (227)                     687
                                                                           ===================      ===================

     The discount rate used to determine the actuarial present value of the benefit obligations was 7.0% as of December 31, 1997 and 1996.

(14) STOCK-BASED COMPENSATION

     During 1994, the Company adopted a Stock Option and Performance Share Award Plan (the Plan), which provides for the grant of options and performance share awards to key employees as designated by the Board of Directors and for the automatic grant of stock options to nonemployee directors. The aggregate number of common stock outstanding and available for issuance pursuant to the exercise of options or the grant of awards is 300,000 shares.

     Option grants to employees and nonemployee directors will be at prices at least equal to the market price of the Company's stock on the effective date of the grant. The terms of awards and vesting requirements for employee options are determined by the Board of Directors. All such options will expire after ten years from the grant date. Each option granted to a nonemployee director has a term of five years from the grant date and is exercisable only if such director has been a nonemployee director for at least three years. In addition, such options will not be exercisable prior to six months after the date of grant.

     The terms and conditions of performance share awards are determined by the Board of Directors.

     On April 16, 1997, 18,000 shares of stock with a fair value of $382,500 were issued as performance shares to certain key employees. These shares will be fully vested as of January 1, 1999. In connection with the issuance of these shares, $255,000 has been charged to compensation expense for the year ended December 31, 1997.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and 1996 and changes for each of the years in the three-year period ended December 31, 1997 is presented below:

                                                                                WEIGHTED AVERAGE
                                                             SHARES              EXERCISE PRICE
                                                     -------------------      -------------------
          Outstanding at December 31, 1994                       42,500       $            16.00
          Stock options canceled                                (25,000)                   16.00
          Stock options granted                                  69,000                    13.65
                                                     -------------------

          Outstanding at December 31, 1995                       86,500                    14.13
          Stock options granted                                  46,000                    16.38
                                                     -------------------
          Outstanding at December 31, 1996                      132,500                    14.91
          Stock options granted                                 123,500                    21.53
          Stock options exercised                               (18,300)                   13.31
                                                     -------------------
          Outstanding at December 31, 1997                      237,700                    18.47
                                                     ===================      ===================

     The following information applied to options outstanding at December 31, 1997:

               Number outstanding                                          237,700
               Range of exercise prices                                     $12.00 to $23.25
               Weighted-average exercise price                              $18.47
               Weighted-average remaining life                                7.83 years

     In August 1995, amendments were made to reprice 25,000 certain options from $16 per share to the price of $12.

     The Company applies APB Opinion 25 in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net earnings and net earnings per share at December 31, 1997, 1996 and 1995 would have been (in thousands, except per share amounts):

                                                              1997                    1996                     1995
                                                      -------------------     -------------------     -------------------
     Net earnings (loss) as reported                     $        6,123                     665                    (979)
     Net earnings (loss) pro forma                                5,666                     588                  (1,182)
     Basic earnings (loss) per share as reported                   2.66                     .29                    (.86)
     Basic earnings (loss) per share pro forma                     2.46                     .26                   (1.04)
     Diluted earnings (loss) per share as reported                 2.58                     .29                    (.86)
     Diluted earnings (loss) per share pro forma                   2.39                     .26                   (1.04)
                                                      ===================     ===================     ===================

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $7.03, $7.37 and $7.93, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - volatility of 19.0%, no expected dividends, risk-free interest rate of 6.7% and an expected life of 5 years; 1996 - volatility of 39.1%, no expected dividends, risk-free interest rate of 6.7% and an expected life of 5 years; 1995 volatility of 54.2%, no expected dividends, risk-free interest rate of 6.4% and an expected life of 5 years.

     During the initial phase-in period, the effects of applying SFAS No. 123 for these pro forma disclosures are not likely to be representative of the effects on reported income for future years as options vest over several years and additional awards are generally made each year.

(15) OTHER NONINTEREST EXPENSE

     Components of the Company's other noninterest expense for the years ended December 31 are as follows (in thousands):

                                                               1997                    1996                    1995
                                                       -------------------     -------------------     -------------------
     Legal fees                                           $          329                     416                     410
     Advertising                                                     161                     124                      94
     Stationery and printing                                         251                     264                     235
     Telephone expense                                               136                     168                     158
     Insurance expense                                               270                     315                     349
     Audit and accounting                                            150                     299                     239
     Other                                                           857                   1,096                   1,176
                                                       -------------------     -------------------     -------------------
          Total other noninterest expense                 $        2,154                   2,682                   2,661
                                                       ===================     ===================     ===================

(16) RESTRICTIONS ON CASH DIVIDENDS; REGULATORY CAPITAL REQUIREMENTS

     Under Federal banking law, dividends declared by savings banks in any calendar year may, upon the approval of the Office of Thrift Supervision
     (OTS), equal the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (as defined) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters.

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leveraged ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the table (in thousands). There was no deduction from capital for interest-rate risk in 1997 and 1996.

                                                                                        TO BE WELL CAPITALIZED UNDER
                                                                 FOR CAPITAL              PROMPT CORRECTIVE ACTION
                                             ACTUAL           ADEQUACY PURPOSES                  PROVISIONS
                                     -------------------    -------------------    ------------------------------------
                                       AMOUNT    PERCENT      AMOUNT    PERCENT              AMOUNT            PERCENT
                                     ---------  --------    ---------  --------    ---------------------      ---------
     As of December 31, 1997:
      Risk-Based Capital             $  42,702     10.65%   $  32,068       8.0%   $            40,085             10.0%
      Tier I Risk-Based Capital         37,679      9.40       16,034       4.0                 24,051              6.0
      Leverage Capital                  37,679      6.85       21,989       4.0                 27,486              5.0
      Tangible Capital                  37,679      6.85        8,246       1.5                  8,246              1.5
                                     =========  ========    =========  ========    =====================      =========

     As of December 31, 1996:
      Risk-Based Capital             $  39,111     11.27%   $  27,774       8.0%   $            34,718             10.0%
      Tier I Risk-Based Capital         35,110     10.12       13,887       4.0                 20,831              6.0
      Leverage Capital                  35,110      7.17       19,556       4.0                 24,457              5.0
      Tangible Capital                  35,110      7.17        7,337       1.5                  7,337              1.5
                                     =========  ========    =========  ========    =====================      =========

     At December 31, 1997, Highland Bancorp, Inc. has $4.0 million of capital which is not included in the above table.


(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The consolidated financial statements include various estimated fair value information. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. Fair values have been estimated using data that management considered best available, as generally provided in the Company's Regulatory Reports, and estimation methodologies deemed suitable for the pertinent category of financial instrument. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The carrying amounts are the amounts at which the financial instruments are reported in the financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     Changes in the assumptions or methodologies used to estimate fair value may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value.

     CASH AND CASH EQUIVALENTS

     The carrying amount is a reasonable estimate of fair value.

     SECURITIES

     The fair values of securities is based on quoted market prices or dealer quotes.

     LOANS RECEIVABLE

     For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSIT LIABILITIES

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     FHLB ADVANCES

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

     ACCRUED INTEREST RECEIVABLE AND PAYABLE

     The carrying amount approximates fair value because of the short maturity of these items.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                        1997                               1996
                                             -------------------------          -------------------------
                                              CARRYING         FAIR              CARRYING         FAIR
                                               AMOUNT          VALUE              AMOUNT          VALUE
                                             ----------     ----------          ----------     ----------
Financial assets:
  Cash and cash equivalents                  $   26,420         26,420              33,714         33,714
  Securities available-for-sale                  49,635         49,635              37,038         37,038
  Securities held-to-maturity                    15,419         15,263              17,969         17,493
  Loans receivable                              427,237        433,965             373,545        380,569
Accrued interest receivable                       3,789          3,789               3,404          3,404
Financial liabilities:
  Deposits                                      363,678        364,980             384,921        386,676
  FHLB advances                                 135,000        134,801              62,500         62,798
  Accrued interest payable                        1,024          1,024                  51             51
                                             ==========     ==========          ==========     ==========

(18) YEAR 2000

     Many computer systems, including most of those used by the Company, identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 issue"), if not addressed, could cause these systems to fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. This in turn could have a material adverse impact on the Company and its ability to process customer transactions or provide customer services.

     The Company has implemented a process for identifying, prioritizing and modifying or replacing systems that may be affected by the Year 2000 issue. The Company is also monitoring the adequacy of the processes and progress of third party vendors of systems that may be affected by the Year 2000 issue. While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue, it is possible that the Company's efforts or those of third party vendors will not be satisfactorily completed in a timely fashion. In addition, the Company interacts with a number of other entities, including government entities. The failure of these entities to address the Year 2000 issue could adversely affect the Company.

     The Company currently estimates that its Year 2000 project, including costs incurred in 1997 and through the year 2000, may cost approximately $50,000. These costs include estimates for employee compensation on the project team, consultants, hardware and software lease expense and depreciation of equipment purchased as part of the project. Year 2000 costs are expensed as incurred and approximately $2,000 has been expensed in 1997.

     As the Company progresses in addressing the Year 2000 issue, estimates of costs could change, including as a result of the failure of third party vendors to address the Year 2000 issue in a timely fashion.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED SEE ACCOMPANYING ACCOUNTANTS' REPORT)

     (Dollars in thousands, except for share and common stock closing prices)

                                                                                                THREE MONTHS ENDED
                                                                           --------------------------------------------------------
                                                                            MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                                              1997           1997          1997            1997
                                                                           -----------   -----------   -------------   ------------
Year ended December 31, 1997:
  Interest income                                                          $    10,671        10,756          11,358         11,844
  Interest expense                                                               5,641         5,778           6,395          6,410
  Net interest income                                                            5,030         4,978           4,963          5,434
  Provision for losses on loans                                                  1,800           924           1,230          1,210
  Net interest income after provision for loan losses                            3,230         4,054           3,733          4,224
  Total noninterest income                                                       1,565           425           1,306            628
  Net cost of operation of real estate acquired
    through foreclosure                                                            101            33             246            175
  General and administrative expenses                                            2,838         2,524           2,309          2,192
  Income before taxes                                                            1,856         1,922           2,484          2,485
  Income tax expenses                                                              565           569             745            745
  Net earnings                                                                   1,291         1,353           1,739          1,740
  Basic earnings per share                                                         .56           .59             .76            .75
  Diluted earnings per share                                                       .55           .58             .73            .72
  Closing prices for common stock:
    High                                                                         24.00         25.75           31.00         33.125
    Low                                                                          17.50         20.50           25.00          31.25
                                                                           ===========   ===========   =============   ============

                                                                                                THREE MONTHS ENDED
                                                                           --------------------------------------------------------
                                                                            MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                                              1996           1996          1996           1996
                                                                           -----------   -----------   -------------   ------------
Year ended December 31, 1996:
  Interest income                                                          $     9,543         9,925           9,876         10,294
  Interest expense                                                               5,036         4,778           5,181          5,431
  Net interest income                                                            4,507         5,147           4,695          4,863
  Provision for losses on loans                                                    501         1,030           1,429            970
  Net interest income after provision for loan losses                            4,006         4,117           3,266          3,893
  Total noninterest income                                                         519           602             503            543
  Net cost (income) of operation of real estate acquired
    through foreclosure                                                            470           464              40            (46)
  General and administrative expenses                                            3,169         3,528           6,075          2,923
  Income (loss) before taxes                                                       886           727          (2,346)         1,559
  Income tax benefit                                                               285           238            (768)           407
  Net earnings (loss)                                                              601           489          (1,578)         1,152
  Basic earnings (loss) per share                                                  .26           .21            (.68)           .50
  Diluted earnings (loss) per share                                                .26           .21            (.68)           .50
  Closing prices for common stock:
    High                                                                         17.00         17.00           16.25          17.50
    Low                                                                          14.50         16.00           14.25          14.25
                                                                           ===========   ===========   =============   ============

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

(20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Highland Bancorp, Inc. (Parent Company only) as of December 31, 1997 and for the year ended December 31, 1997:

                                                                                                 DECEMBER 31,
                               STATEMENT OF FINANCIAL CONDITION                                      1997
------------------------------------------------------------------------------------------      --------------

                                                                                                (In thousands)
Assets:
  Cash and cash equivalents                                                                       $        121
  Receivable from Highland Federal Bank                                                                  3,800
  Investment in Highland Federal Bank                                                                   37,524
  Other assets                                                                                              79
                                                                                                  ------------
                                                                                                  $     41,524
                                                                                                  ============

Liabilities and shareholders' equity:
  Other liabilities                                                                               $         12
  Shareholders' equity                                                                                  41,512
                                                                                                  ------------
                                                                                                  $     41,524
                                                                                                  ============

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                               STATEMENT OF OPERATIONS                                               1997
------------------------------------------------------------------------------------------      --------------
                                                                                                (In thousands)
Other expense                                                                                     $        (12)
Equity in earnings of Highland Federal Bank                                                              6,135
                                                                                                  ------------
      Net earnings                                                                                $      6,123
                                                                                                  ============

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                   STATEMENT OF CASH FLOWS                                          1997
------------------------------------------------------------------------------------------     --------------
                                                                                               (In thousands)
Cash flows from operating activities:
  Net earnings                                                                                    $     6,123
  Adjustments to reconcile net earnings to cash used by operating activities:
    Equity in earnings of Highland Federal Bank                                                        (6,135)
    Increase in other assets                                                                              (79)
    Increase in other liabilities                                                                          12
                                                                                                  -----------
         Net cash used by operating activities                                                            (79)

Cash flows from financing activities  dividend from Highland Federal Bank                                 200
                                                                                                  -----------
          Net increase in cash and cash equivalents                                                       121


Cash and cash equivalents, beginning of year                                                               --
                                                                                                  -----------
Cash and cash equivalents, end of year                                                            $       121
                                                                                                  ===========

               (ii) Exhibit Index:
                    -------------

Exhibit
Number    Description of Exhibit
------    ----------------------

2.1 Plan of Reorganization and Agreement of Merger, filed as Exhibit A to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (File No. 333-38911) filed by the Registrant with the Commission on October 28, 1997 (the "S-4 Registration Statement") and incorporated herein by reference.

3.1 Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the S-4 Registration Statement and incorporated herein by reference.

3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the S-4 Registration Statement and incorporated herein by reference.

4.0 Form of Stock Certificate of the Registrant, filed as Exhibit 4.1 to the S-4 Registration Statement and incorporated herein by reference.

10.1 Highland Federal Bank 1994 Stock Option and Performance Share Award Plan, including forms of Stock Option Agreement and Performance Share Award and Restricted Stock Agreement, filed as Exhibit 10.1 to the S-4 Registration Statement and incorporated herein by reference.

10.2      Highland Federal Bank Profit Sharing Plan and Trust, filed as Exhibit
          10.2 to the S-4 Registration Statement and incorporated herein by reference.

10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren, Anthony L. Frey and Ellen B. Geiger.

10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank.

10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988.

16.0      Letter of Grant Thornton LLP, dated March 5, 1997.

11.0 Statement re Computation of Per Share Earnings is included in the Consolidated Statements of Operations and Notes to Consolidated Financial Statements of the Registrant which are attached hereto.

21.0 Subsidiaries of the Registrant. The only subsidiary of the Registrant is Highland Federal Bank, a Federal Savings Bank.

23.0      Consent of KPMG Peat Marwick LLP.

27.0      Financial Data Schedule.


     (b)  Reports on Form 8-K
          -------------------

               The Registrant filed one report on Form 8-K during the fourth quarter of 1997. The report, filed on December 18, 1997 under "Item 5. Other," related to the automatic succession of the Registrant to the Exchange Act reporting obligations of the Bank in connection with the reorganization of the Bank into a holding company form of organization.

     (c)  Exhibits Required by Item 601 of Regulation S-K
          -----------------------------------------------

     See Item 14(a)(3)(i) above.

     (d)  Additional Financial Statements
          -------------------------------

     Not applicable.