Form 10-Q
period 1998-03-31
HIGHLAND BANCORP INC
filed 1998-05-13
CIK 1048486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________


                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                        Commission file number: 0-29668


                            HIGHLAND BANCORP, INC.
            (Exact name of Registrant as specified in its charter)


       DELAWARE                                           95-4654552
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification Number)


       601 SOUTH GLENOAKS BOULEVARD
       BURBANK, CALIFORNIA                                91502
       (Address of principal executive office)            (Zip Code)


      Registrant's telephone number, including area code: (818) 848-4265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No
                                            ---    ---.

At March 31, 1998, 2,322,687 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands except share data)

                                                                      March 31,     December 31,
                                                                         1998            1997
                                                                     -----------    ------------
ASSETS
  Cash and cash equivalents                                             $ 17,406        $ 26,420
  Investment securities:
     Securities, available for sale                                       57,775          49,635
     Securities, held to maturity                                         14,719          15,419
  Loans receivable, net                                                  432,873         427,237
  Real estate acquired through foreclosure                                 1,717           1,543
  Accrued interest receivable:
     Securities and cash equivalents                                         397             327
     Loans receivable                                                      3,695           3,462
  Deferred income taxes, net                                               5,181           4,819
  Federal Home Loan Bank stock - at cost                                   6,845           6,750
 Premises and equipment,  net                                              7,609           7,599
  Other assets                                                             7,453           6,427
                                                                     -----------    ------------
         Total Assets                                                   $555,670        $549,638
                                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                              $377,746        $363,678
  Advances from the FHLB                                                 125,000         135,000
  Accounts payable and other liabilities                                   7,995           6,961
  Income taxes payable                                                     1,354           2,487
                                                                     -----------    ------------
         Total Liabilities                                               512,095         508,126

Stockholders' equity

  Preferred stock - 1,000,000 shares authorized,
   no shares issued                                                           -               -
  Common stock - authorized 8,000,000 shares of
   $.01 par value; issued and outstanding, 2,322,687
   and 2,318,437 shares in 1998 and 1997, respectively                        23              23
  Additional paid-in capital                                              16,235          16,144
  Retained earnings                                                       27,432          25,507
                                                                     -----------    ------------
                                                                          43,690          41,674

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Net unrealized loss on securities available for sale                      (115)           (162)
                                                                    ------------    ------------
         Total stockholders' equity                                       43,575          41,512
                                                                    ------------    ------------
         Total Liabilities and Stockholders' Equity                     $555,670        $549,638
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Operations
(Dollar amount in thousands except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                                 1998          1997
                                                             -----------    ----------
Interest income
  Loans                                                          $11,004       $ 9,505
  Investments                                                        527           422
  Mortgage-backed securities                                         710           744
                                                             -----------    ----------
        Total interest income                                     12,241        10,671

Interest expense
  Deposits                                                         4,581         4,622
  FHLB advances and other borrowings                               1,947         1,019
                                                             -----------    ----------
        Total interest expense                                     6,528         5,641
                                                             -----------    ----------

        Net interest income                                        5,713         5,030

Provision for losses on loans                                        940         1,800
                                                             -----------    ----------
        Net interest income after provision
         for losses on loans                                       4,773         3,230

Noninterest income
  Gain on the sale of branches                                        -          1,100
  Gain on the sale of loans                                          276            -
  Gain on the sale of mortgage related securities                     13            -
  Other                                                              490           465
                                                             -----------    ----------
         Total noninterest income                                    779         1,565

General & Administrative expenses
  Compensation and benefits                                        1,384         1,656
  Occupancy and equipment                                            266           429
  FDIC insurance premium                                              54            42
  Service bureau and related equipment rental                        130           168
  Other                                                              424           543
                                                             -----------    ----------
         Total general & administrative expenses                   2,258         2,838


  Net cost of operation of real estate
     acquired through foreclosure                                     15           101
                                                             -----------    ----------
        Total noninterest expense                                  2,273         2,939
                                                             -----------    ----------

        Earnings before income taxes                               3,279         1,856
Income taxes                                                       1,355           565
                                                             -----------    ----------

        NET EARNINGS                                             $ 1,924       $ 1,291
                                                             ===========    ==========

 Basic earnings per share                                        $  0.83       $  0.56
                                                             ===========    ==========

 Diluted earnings per share                                      $  0.79       $  0.55
                                                             ===========    ==========


See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

                                                                                                  Three months ended
                                                                                                        March 31,
                                                                                               1998                   1997
-----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
    Net earnings                                                                            $  1,924                $  1,291
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Gain on sale of loans                                                                   (276)                      -
        Gain on sale of securities available-for-sale                                            (13)                      -
        Gain on sale of branches                                                                   -                  (1,100)
        Amortization of premiums on securities                                                    60                      87
        Federal Home Loan Bank stock dividend                                                    (95)                    (49)
        Increase in net deferred tax asset                                                      (362)                   (292)
        Gain on sale of real estate acquired through foreclosure, net                             34                       -
        Deferred direct loan origination fees and costs, net                                     356                     (57)
        Amortization of deferred compensation expense                                             32                       -
        Provision for losses on loans                                                            940                   1,800
        Provision for losses on real estate acquired through foreclosure                           -                      70
        Increase in accrued interest receivable                                                 (303)                   (107)
        Depreciation                                                                             170                     155
        Increase in other assets                                                              (1,026)                 (2,412)
        Decrease in income taxes payable                                                      (1,133)                   (201)
        Increase in accounts payable and other liabilities                                     1,034                     468
-----------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                                  1,342                    (347)

Cash flows from investing activities:
        Purchases of securities available-for-sale                                           (21,142)                 (5,730)
        Sales and maturities of securities available-for-sale                                 13,022                       -
        Principal payments on securities held-to-maturity                                        700                     576
        Increase in FHLB stock                                                                     -                  (1,201)
        Net increase in loans receivable                                                     (15,972)                 (9,345)
        Net costs capitalized on real estate acquired through foreclosure                       (157)                    (32)
        Proceeds from the sale of loans                                                        8,268                       -
        Proceeds from the sale of real estate acquired through foreclosure                       947                   1,564
       (Purchases) sales of premises and equipment, net                                         (180)                    168
-----------------------------------------------------------------------------------------------------------------------------
            Net cash (used in) investing activities                                          (14,514)                (14,000)

Cash flows from financing activities:
        Decrease in deposits from sale of branches                                                 -                 (58,365)
        Net increase in deposits                                                              14,068                  23,526
        Retirement of common stock                                                                 -                    (185)
        Common stock options exercised                                                            90                       -
        Net (repayments) borrowings from the FHLB                                            (10,000)                 25,000
-----------------------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities                                4,158                 (10,024)

Decrease in cash and cash equivalents                                                         (9,014)                (24,371)
Cash and cash equivalents at beginning of year                                                26,420                  33,714
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                                      $ 17,406                $  9,343
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Interest paid                                                                       $  6,807                $  5,346
        Income taxes paid                                                                   $  2,750                $    400
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
        Acquisition of real estate in settlement of loans                                   $  1,369                $  1,680
        Loans made in conjunction with real estate sales                                    $    533                $    891

See accompanying notes to consolidated financial statements.

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. The financial position at March 31, 1998, and the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

Highland Bancorp, Inc. is the holding corporation for Highland Federal Bank and its wholly owned subsidiaries, H.F.S. Corporation and Hi-Fed Insurance Agency (collectively referred to as the "Bank"). The accounting and reporting policies of the Company and the Bank conform to the prevailing practices within the savings and loan industry. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B - EARNINGS PER SHARE

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), and has restated all prior period earnings per share data.

SFAS No. 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The following table reconciles the weighted average shares of common stock outstanding used in the basic EPS calculation to that used in the diluted EPS computation. There is no difference in the earnings used in the two computations.

                                                      For the Three Months Ended
                                                      --------------------------
                                                               March 31,
                                                               ---------
                                                          1998        1997
                                                        ---------   ---------
Basic EPS - weighted average number of shares           2,321,081   2,287,367
 used in computation

Effect of dilutive securities - incremental shares
 from outstanding common stock options                    113,997      41,913
                                                        ---------   ---------

Diluted EPS - weighted average number of
 shares used in computation                             2,435,078   2,329,280
                                                        =========   =========


At March 31, 1998 and 1997, there were no shares which had an antidilutive effect on earnings per share.

NOTE C - COMPREHENSIVE INCOME

The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. For the quarter ended March 31, 1998, net income totaled $1,924,000, other comprehensive income totaled $60,000 and total comprehensive income totaled $1,984,000. For the quarter ended March 31, 1997, net income totaled $1,291,000, other comprehensive loss totaled $144,000 and total comprehensive income totaled $1,147,000.

For the quarter ended March 31, 1998, other comprehensive income was comprised of the change in unrealized losses on securities available for sale of $47,000 and the reclassification of realized gains on securities available for sale of $13,000. For the quarter ended March 31, 1997, other comprehensive loss was comprised of the change in unrealized losses on securities available for sale of $144,000. The aforementioned amounts are presented net of income taxes.

NOTE D - SUBSEQUENT EVENTS

On March 23, 1998, the Board of Directors declared a 25 cent per share cash dividend, payable to common stockholders of record as of April 30, 1998, to be paid on May 15, 1998.

In May 1998, the Company announced a stock repurchase program under which the Company may acquire up to 5 percent of its outstanding common stock. Under this program, the Company may acquire, at its discretion, shares of its outstanding common stock through purchases in the open market.

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Highland reported net earnings for the three months ended March 31, 1998, of $1.9 million, or $0.83 basic earnings per share and $0.79 diluted earnings per share, compared to net earnings of $1.3 million, or $0.56 basic earnings per share and $0.55 diluted earnings per share, for the three months ended March 31, 1997. Net earnings for the three months ended March 31, 1997, included a gain of $1.1 million from the sales of three retail branches with deposits totaling approximately $59.5 million.

The Company experienced a decrease in general and administrative expenses from $2.8 million in the first quarter of 1997, to $2.3 million in the first quarter of 1998. These savings are principally attributable to cost savings from the four branches sold in 1997 and continuing cost control efforts. The net cost of REO operations decreased to $15,000 for the three months ended March 31, 1998, compared to $101,000 for the like period in 1997. The ratio of noninterest expense to average assets decreased from 2.40% in the first quarter of 1997 to 1.65% in the first quarter of 1998.


NET INTEREST INCOME

Net interest income varies based upon the difference (referred to as the "interest rate spread") between (i) the yield on the Company's loan portfolio, mortgage backed securities, investments, and other interest-earning assets and
(ii) the rate paid by the Company on its deposits, borrowings and other interest-bearing liabilities, as well as the relative amounts or volumes of the Company's interest-earning assets and interest-bearing liabilities.

The following table indicates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's total interest income and expense during the periods indicated. Information is provided for each major component of interest-earning assets and interest-bearing liabilities with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) changes attributable to rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                               THREE MONTHS ENDED
                                                 MARCH 31, 1998
                                            COMPARED TO THREE MONTHS
                                              ENDED MARCH 31, 1997
                                           INCREASE (DECREASE) DUE TO
                                           --------------------------
                                                 (IN THOUSANDS)
                                           --------------------------
                                            VOLUME    RATE      NET
                                           -------    ----    -------
INTEREST INCOME:
Loans                                      $ 1,404    $ 95    $ 1,499
Mortgage-related securities                    (39)      5        (34)
Investments                                    105       -        105
                                           -------    ----    -------
Total interest income on interest-
     earning assets                          1,470     100      1,570
                                           -------    ----    -------

INTEREST EXPENSE:
Deposits                                      (102)     61        (41)
FHLB Advances and other borrowings             948     (20)       928
                                           -------    ----    -------
Total interest expense on
 interest-bearing liabilities                  846      41        887
                                           -------    ----    -------
Change in net interest income              $   624    $ 59    $   683
                                           =======    ====    =======


Net interest income for the three months ended March 31, 1998, was $5.7 million compared with $5.0 million for the like period in 1997. This increase is primarily attributable to an increase in the volume of loans, offset in part by an increase in the volume of FHLB advances which were used to fund the sale of four retail branches during 1997. Also contributing to the increase in net interest income in the first quarter of 1998 were higher prepayment penalty fees and recognition of deferred loan origination fees due to higher levels of principal repayments due primarily to an increase in customers refinancing their loans as market interest rates have generally declined in recent months and there is greater availability of financing for the types of products emphasized by the Company.

The Company's net interest margin (net interest income divided by average interest-earning assets) was 4.36% for the first quarter of 1998, the same as for the like quarter of 1997, while the ratio of average interest-earning assets to average interest-bearing liabilities increased to 103.3% for the first quarter of 1998, from 102.6% for the first quarter of 1997. This increase is principally attributable to an increase in the balance of investment securities in the first quarter of 1998 relative to the first quarter of 1997.


PROVISION FOR LOAN LOSSES

For the three months ended March 31, 1998, Highland's provision for loan losses totaled $0.9 million compared to $1.8 million for the comparable period in 1997. The decreased provision during the first quarter of 1998 is attributable to generally improved loan portfolio credit quality during the first three months of 1998 compared with the first three months of 1997. At March 31, 1998, Highland's nonperforming assets, consisting of nonaccrual loans and REO, totaled $6.2 million, compared to $6.0 million at December 31, 1997, and $9.2 million at March 31, 1997. Highland's allowance for loan losses as a percentage of nonaccrual loans was 201.3% at March 31, 1998, compared to 197.3% at December 31, 1997 and 116.8% at March 31, 1997.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):

                                        FOR THE THREE             FOR THE THREE
                                        MONTHS ENDED              MONTHS ENDED
                                           3/31/98                   3/31/97
                                        -------------             -------------
Balance at beginning of period               $  8,848                  $  7,676
Provision for loss                                940                     1,800
Chargeoffs:
  Real estate loans:
  One-to-four family                               57                        20
  Multi-family                                    193                       346
  Commercial                                      414                       173
  Construction and land                             -                         -
  Consumer                                          -                         -
                                        -------------             -------------
    Total                                         664                       539
                                        -------------             -------------

Balance at end of period                     $  9,124                  $  8,937
                                        =============             =============



While management believes that the allowance for loan losses at March 31, 1998, was adequate to absorb known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.

The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):


                                                    As of       As of
                                                   3/31/98     12/31/97
                                                   -------     --------
Nonaccrual loans:
  Real Estate:
    One-to-four family                              $   928     $ 1,951
    Multi-family                                      2,039       1,584
    Commercial                                        1,528         913
  Consumer                                               37          37
                                                    -------     -------
       Total                                          4,532       4,485
REO                                                   1,717       1,543
                                                    -------     -------
       Total Nonperforming assets                   $ 6,249     $ 6,028
                                                    =======     =======
Troubled debt restructurings                        $ 4,602     $ 4,642
                                                    =======     =======
Allowance for loan losses as a percentage
  of gross loans receivable                            2.06%       2.02%
Allowance for loan
  losses as a percentage
  of total nonaccrual loans                          201.32%     197.28%
Nonaccrual loans as a percentage of
  gross loans receivable                               1.02%       1.02%
Nonperforming assets as a percentage
  of total assets                                      1.12%       1.10%


NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1998, was $0.8 million, including a $0.3 million loan sale gain, compared to $1.6 million for the like period in 1997, which included a $1.1 million gain on sales of branches. Excluding the effect of the nonrecurring loan sale gain in 1998 and the nonrecurring branch sale gain in 1997, noninterest income for the two periods was approximately equal.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1998, was $2.3 million compared to $2.9 million for the like period in 1997. The ratio of noninterest expense to average assets decreased to 1.65% for the three months ended March 31, 1998, from 2.40% for the same period in 1997. Included in the decrease in noninterest expense was a reduction in the net cost of operation of REO which declined to $15,000 for the three months ended March 31, 1998, compared to $101,000 for the like period in 1997.

The ratio of general and administrative expense to average assets for the three months ended March 31, 1998, was 1.64% compared with 2.32% for the like period of 1997. The decrease in general and administrative expense for the three-month period in 1998 was due primarily to decreases in office occupancy and compensation expense largely related to the sold branches compared to the like period in 1997.

INCOME TAXES

For the three months ended March 31, 1998, the Company recorded income taxes of $1.4 million compared to income taxes of $0.6 million for the three months ended March 31, 1997. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes and to the reduction in valuation allowances related to deferred state income tax benefits recognized in prior years.

FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997

Total assets at March 31, 1998, were $555.7 million, compared to $549.6 million at December 31, 1997. The Company's investment securities increased to $72.5 million at March 31, 1998, from $65.1 million at December 31, 1997. Loans receivable increased $5.6 million during the three months ended March 31, 1998, as a result of $33.2 million of new loan originations which offset amortization and prepayment of loans and the sale of $8.3 million in loans during the quarter. Total liabilities at March 31, 1998, were $512.1 million compared to $508.1 million at December 31, 1997. This increase was due primarily to a net increase in deposits of $14.1 million, offset by an decrease in FHLB advances of $10.0 million. Stockholders' equity in- creased for the three months ended March 31, 1998, to $43.6 million, compared to $41.5 million at December 31, 1997.

LIQUIDITY

Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. Deposits, loan repayments and prepayments, proceeds from the sale of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of Highland's funds for use in lending, investing and for other general purposes.

For the quarter ended March 31, 1998, the growth in the loan portfolio and the investment portfolio was funded primarily by a $14.1 million increase in deposits, proceeds from the sale of loans of $8.6 million and loan repayments and prepayments of $19.9 million.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the quarters ended March 31, 1998 and 1997 was 14.43% and 11.48%, respectively.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to secure borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $3.9 million at March 31, 1998, or the ability to secure borrowings to pay existing current liabilities and future operating expenses.

REGULATORY CAPITAL

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at March 31, 1998, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at March 31, 1998 and December 31, 1997:

                                                                 To Be "Well
                                                                 Capitalized"
                                                                 Under Prompt
                                                                  Corrective
                        March 31, 1998    December 31, 1997    Action Provisions
                        --------------    -----------------    -----------------
Tangible Capital             7.13%               6.85%                 1.5%
Leverage Capital             7.13%               6.85%                 5.0%
Risk-based Capital          11.04%              10.65%                10.0%

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality, governmental regulation and other factors as set forth in the Company's Annual Report on Form 10-K.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

The principal objectives of Highland's interest rate risk management function are to evaluate the interest rate risk included in certain balance sheet accounts and in the balance sheet as a whole, determine the level of risk appropriate given Highland's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage such risk consistent with Board of Director approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates.

During 1997 and the first quarter of 1998, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, (b) purchasing principally adjustable-rate mortgage-backed securities and short-term investment securities and (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of Highland's FHLB advances.

Highland's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1997. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K.

At March 31, 1998 and 1997, Highland did not hold any derivative financial instruments.


                           PART II. OTHER INFORMATION

ITEMS 1-5.

   Item 1.  Not applicable

   Item 2.  Not applicable

   Item 3.  Not applicable

   Item 4.  (a)  On April 22, 1998, the Company held its Annual Meeting of
                 Stockholders.

            (b)  Stockholders voted on the following matters:

                 (i) The election of Richard J. Cross as director for a term to expire in 2001:

                  Votes     For        Against    Abstain     Broker non-vote
                  -----------------------------------------------------------
                          1,808,784     2,000        0               0


                 (ii) The election of William G. Dyess as director for a term to expire in 2001:

                  Votes     For        Against    Abstain     Broker non-vote
                  -----------------------------------------------------------
                          1,815,570     2,000        0               0

Woodrow De Witt, Richard O. Oxford, George Piercy, Shirley E. Simmons and Stephen N. Rippe continued their existing terms as Directors.

                 (iii) The approval of the Company's Amended and Restated 1994 Stock Option and Performance Share Award Plan:

                  Votes     For        Against    Abstain     Broker non-vote
                  -----------------------------------------------------------
                          1,519,425    285,420       0             12,650


                 (iiii) The ratification of KPMG Peat Marwick LLP as independent public accountants for the Company for 1998:

                  Votes     For        Against    Abstain     Broker non-vote
                  -----------------------------------------------------------
                          1,770,293     23,652       0             23,550


   Item 5.  Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27 - Financial Data Schedule

   (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          HIGHLAND BANCORP, INC.
                                                          ----------------------
                                                            (Registrant)



              DATED:  May 13, 1998  /S/ STEPHEN N. RIPPE
                                    -------------------------------
                                    Stephen N. Rippe, President and
                                    Chief Executive Officer



              DATED:  May 13, 1998  /S/ ANTHONY L. FREY
                                    -------------------------------
                                    Anthony L. Frey,
                                    Principal Financial Officer