Form 10-Q
period 1998-06-30
HIGHLAND BANCORP INC
filed 1998-08-12
CIK 1048486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-Q


       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                       OR

       [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No     .
                                            ---    ----

At June 30, 1998, 2,329,427 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands except per share data)

                                                          June 30,    December 31,
                                                            1998          1997
                                                        ------------  ------------
ASSETS
  Cash and cash equivalents                                 $ 11,522      $ 26,420
  Investment securities:
     Securities, available for sale                           72,198        49,635
     Securities, held to maturity                             13,774        15,419
  Loans receivable, net                                      442,695       427,237
  Real estate acquired through foreclosure                     1,567         1,543
  Accrued interest receivable:
      Securities and cash equivalents                            476           327
      Loans receivable                                         3,877         3,462
  Deferred income taxes, net                                   5,143         4,819
  Federal Home Loan Bank stock - at cost                       6,944         6,750
  Premises and equipment,  net                                 7,588         7,599
  Other assets                                                 7,628         6,427
                                                            --------      --------
         Total Assets                                       $573,412      $549,638
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                  $386,208      $363,678
  Advances from the FHLB                                     123,500       135,000
  Securities sold under agreements to repurchase              10,000             -
  Accounts payable and other liabilities                       8,601         6,961
  Income taxes payable                                             -         2,487
         Total Liabilities                                   528,309       508,126

Stockholders' equity

  Preferred stock - 1,000,000 shares authorized,
    no shares issued                                               -             -
  Common stock - authorized 8,000,000 shares of
    $.01 par value; issued and outstanding, 2,329,427
    and 2,318,437 shares in 1998 and 1997, respectively           23            23
  Additional paid-in capital                                  16,341        16,144
  Retained earnings                                           28,777        25,507
                                                            --------      --------
                                                              45,141        41,674
  Accumulated other comprehensive income:
    Net unrealized loss on securities available for sale         (38)         (162)
                                                            --------      --------
         Total stockholders' equity                           45,103        41,512
                                                            --------      --------

         Total Liabilities and Stockholders' Equity         $573,412      $549,638
                                                            ========      ========

See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Operations
(Dollar amount in thousands except per share data)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ---------------------------     ----------------------------
                                                            1998            1997            1998            1997
                                                        ------------     ----------     ------------    ------------
Interest income
  Loans                                                      $11,296        $ 9,768          $22,300         $19,273
  Investments                                                    479            245            1,006             667
  Mortgage-backed securities                                     757            743            1,467           1,487
                                                             -------        -------          -------         -------
        Total interest income                                 12,532         10,756           24,773          21,427

Interest expense
  Deposits                                                     4,731          4,424            9,312           9,046
  FHLB advances and other borrowings                           1,940          1,354            3,887           2,373
                                                             -------        -------          -------         -------
        Total interest expense                                 6,671          5,778           13,199          11,419
                                                             -------        -------          -------         -------

        Net interest income                                    5,861          4,978           11,574          10,008

Provision for losses on loans                                    860            924            1,800           2,724
                                                             -------        -------          -------         -------
        Net interest income after provision
         for losses on loans                                   5,001          4,054            9,774           7,284

Noninterest income
  Gain on the sale of branches                                    -              -                -            1,100
  Gain on the sale of loans                                       -              -               276              -
  Gain on the sale of mortgage related securities                 -               2               13               2
  Other                                                          483            423              973             888
                                                             -------        -------          -------         -------
         Total noninterest income                                483            425            1,262           1,990

General & administrative expenses
  Compensation and benefits                                    1,370          1,372            2,754           3,028
  Occupancy and equipment                                        263            323              529             752
  FDIC insurance premium                                          56             91              110             133
  Service bureau and related equipment rental                    164            156              294             324
  Other                                                          464            582              888           1,125
                                                             -------        -------          -------         -------
         Total general and administrative expenses             2,317          2,524            4,575           5,362

  Net (income from) cost of operation of real
     estate acquired through foreclosure                        (126)            33             (111)            134
                                                             -------        -------          -------         -------
        Total noninterest expense                              2,191          2,557            4,464           5,496
                                                             -------        -------          -------         -------

        Earnings before income taxes                           3,293          1,922            6,572           3,778
Income taxes                                                   1,365            569            2,720           1,134
                                                             -------        -------          -------         -------

        NET EARNINGS                                         $ 1,928        $ 1,353          $ 3,852         $ 2,644
                                                             =======        =======          =======         =======

Basic earnings per share                                     $  0.83        $  0.59          $  1.66         $  1.15
                                                             =======        =======          =======         =======

Diluted earnings per share                                   $  0.79        $  0.58          $  1.58         $  1.13
                                                             =======        =======          =======         =======

See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

                                                                                                         Six months ended
                                                                                                             June 30,
                                                                                                       1998            1997
------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
    Net earnings                                                                                     $  3,852        $  2,644
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Gain on sale of loans                                                                            (276)              -
        Gain on sale of securities available-for-sale                                                     (13)             (2)
        Gain on sale of branches                                                                            -          (1,100)
        Amortization of premiums on securities                                                            171             176
        Federal Home Loan Bank stock dividend                                                            (194)            (98)
        Increase in net deferred tax asset                                                               (324)         (1,086)
        Gain on sale of real estate acquired through foreclosure, net                                    (209)           (138)
        Deferred direct loan origination fees and costs, net                                             (222)           (134)
        Amortization of deferred compensation expense                                                      64               -
        Provision for losses on loans                                                                   1,800           2,724
        Provision for losses on real estate acquired through foreclosure                                    -             120
        Increase in accrued interest receivable                                                          (564)           (183)
        Depreciation                                                                                      340             365
        Increase in other assets                                                                       (1,330)           (435)
        Decrease in income taxes payable                                                               (2,487)           (201)
        Increase in accounts payable and other liabilities                                              1,640            (406)
------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                                   2,248           2,246

Cash flows from investing activities:
        Purchases of securities available-for-sale                                                    (39,464)        (16,851)
        Sales and maturities of securities available-for-sale                                          16,974           7,036
        Principal payments on securities held-to-maturity                                               1,603           1,180
        Increase in FHLB stock                                                                              -          (1,402)
        Net increase in loans receivable                                                              (26,227)        (24,873)
        Net costs capitalized on real estate acquired through foreclosure                                (196)            (57)
        Proceeds from the sale of loans                                                                 8,544               -
        Proceeds from the sale of real estate acquired through foreclosure                              1,304           2,064
       (Purchases) sales of premises and equipment, net                                                  (329)            (41)
------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                     (37,791)        (32,944)

Cash flows from financing activities:
        Decrease in deposits from sale of branches                                                          -         (59,465)
        Net increase in deposits                                                                       22,530          43,201
        Retirement of common stock                                                                          -            (185)
        Common stock options exercised                                                                    197               -
        Dividends paid on common stock                                                                   (582)              -
        Net (repayments) borrowings from the FHLB                                                     (11,500)         30,000
        Net increase in securities sold under agreement to repurchase                                  10,000               0
------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                                  20,645          13,551

Decrease in cash and cash equivalents                                                                 (14,898)        (17,147)
Cash and cash equivalents at beginning of year                                                         26,420          33,714
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                                                $ 11,522        $ 16,567
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Interest paid                                                                                $ 13,706        $ 11,387
        Income taxes paid                                                                            $  5,575        $  2,417
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
        Acquisition of real estate in settlement of loans                                            $  1,669        $  4,931
        Loans made in conjunction with real estate sales                                             $    746        $  1,004

See accompanying notes to consolidated financial statements.

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. The financial position at June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                              June 30,                            June 30,
                                                              --------                            --------
                                                      1998              1997              1998              1997
                                                    ---------         ---------         ---------         ---------
Basic EPS - weighted average number of
 shares used in computation                         2,327,791         2,297,137         2,324,335         2,292,279

Effect of dilutive securities - incremental
 shares from outstanding stock options                116,251            45,646           115,130            43,790
                                                    ---------         ---------         ---------         ---------

Diluted EPS - weighted average number of
 shares used in computation                         2,440,042         2,342,783         2,439,465         2,336,069
                                                    =========         =========         =========         =========

At June 30, 1998, there were 28,000 option shares which had an antidilutive effect on earnings per share and were excluded from the 1998 calculation. At June 30, 1997, there were no shares which had an antidilutive effect on earnings per share.

NOTE C - COMPREHENSIVE INCOME

The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998, net income totaled $1,928,000 and $3,852,000, other comprehensive income totaled $77,000 and $137,000, and total comprehensive income totaled $2,005,000 and $3,989,000, respectively. For the three and six months ended June 30, 1997, net income totaled $1,353,000 and $2,644,000, other comprehensive income (loss) totaled $135,000 and $(9,000), and total comprehensive income totaled $1,488,000 and $2,635,000, respectively

For the three and six months ended June 30, 1998, other comprehensive income was comprised of the change in unrealized losses on securities available for sale of $124,000 and $77,000, respectively, and the reclassification of realized gains on securities available for sale of $13,000 for the six month period. For the three and six months ended June 30, 1997, other comprehensive income (loss) was comprised of the change in unrealized losses on securities available for sale of $122,000 and $(22,000), respectively, and the reclassification of realized gains on securities available for sale of $13,000 for both periods. The aforementioned amounts are presented net of income taxes.

NOTE D - SUBSEQUENT EVENTS

On July 20, 1998, the Board of Directors declared a 12.5 cent per share cash dividend, payable to common stockholders of record as of August 3, 1998, to be paid on or before August 15, 1998.

On August 6, 1998, the Company sold its Burbank headquarters building, which had a net carrying value of $5.6 million, to a real estate investment company for a gross sales price of $9.8 million. This transaction included a five year leaseback agreement between the buyer and the Bank. Under the applicable sale/leaseback accounting rules, the Company deferred approximately $2.4 million of the gain and will recognize $1.2 million as current income in the three months ended September 30, 1998.

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net earnings for the three and six months ended June 30, 1998, of $1.9 million, or $0.83 basic earnings per share ($0.79 diluted earnings per share), and $3.9 million, or $1.66 basic earnings per share ($1.58 diluted earnings per share), respectively, compared to net earnings of $1.4 million, or $0.59 basic earnings per share ($0.58 diluted earnings per share), for the three months ended June 30, 1997, and net earnings of $2.6 million, or $1.15 earnings per share ($1.13 diluted earnings per share), for the six months ended June 30, 1997. Net earnings for the six months ended June 30, 1997 included a one-time gain of $1.1 million from the sale of three retail branches with deposits totaling approximately $59.5 million.

Net interest income for the three and six months ended June 30, 1998 totaled $5.9 million and $11.6 million, respectively, compared to $5.0 million and $10.0 million for the comparable 1997 periods. For both the three and six month periods, volume variance accounted for substantially all the increase.

The Company recorded decreases in general and administrative expenses from $2.5 million and $5.4 million for the three and six months ended June 30, 1997, respectively, to $2.3 million and $4.6 million in the comparable periods in 1998. These savings are principally attributable to the sale of four retail branches in 1997 and the Company's continuing cost control efforts.


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

                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   JUNE 30, 1998                           JUNE 30, 1998
                                             COMPARED TO THREE MONTHS                 COMPARED TO SIX MONTHS
                                                ENDED JUNE 30, 1997                     ENDED JUNE 30, 1997
                                            INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                           -----------------------------           -----------------------------
                                                  (IN THOUSANDS)                          (IN THOUSANDS)
                                           -----------------------------           -----------------------------
                                           VOLUME       RATE        NET            VOLUME       RATE        NET
                                           ------       ----        ---            ------       ----        ---
INTEREST INCOME:
Loans                                      $1,326       $202      $1,528           $2,732       $295      $3,027
Mortgage-related securities                    32        (18)         14               (6)       (14)        (20)
Investments                                   288        (54)        234              395        (56)        339
                                           ------       ----      ------           ------       ----      ------
Total interest income on
 interest-earning
     assets                                 1,646        130       1,776            3,121        225       3,346
                                           ------       ----      ------           ------       ----      ------

INTEREST EXPENSE:
Deposits                                      253         54         307               58        208         266
FHLB Advances and other borrowings            562         24         586            1,509          5       1,514
                                           ------       ----      ------           ------       ----      ------
Total interest expense on
 interest-bearing
    liabilities                               815         78         893            1,567        213       1,780
                                           ------       ----      ------           ------       ----      ------
Change in net interest income              $  831       $ 52      $  883           $1,554       $ 12      $1,566
                                           ======       ====      ======           ======       ====      ======

Net interest income for the three months ended June 30, 1998, was $5.9 million compared to $5.0 million for the like period in 1997. For the first six months of 1998 net interest income was $11.6 million, compared with $10.0 million for the like period of 1997. The Company's net interest margins for the quarter and six months ended June 30, 1998, were 4.46% and 4.41%, respectively, compared with net interest margins of 4.38% and 4.37% for the like respective periods of 1997. The increase in the net interest margin in the first six months of 1998, compared with the margin for the first six months of 1997, is attributable principally to increased levels of interest income related to loan prepayments in 1998 compared with 1997. For the first six months of 1998, loan principal amortization and payoffs were 121% higher than for the like period of 1997, which resulted in prepayment fee income of $174,000 and $325,000 for the three and six months ended June 30, 1998, respectively, compared to $67,000 and $110,000 for the same 1997 periods. Likewise, amortization of deferred loan fees, totaled $162,000 and $293,000 for the three and six months ended June 30, 1998, respectively, compared to $11,000 and $54,000 for the same 1997 periods. Management anticipates that the yields earned on the Company's loan portfolio will decrease if the levels of loan prepayments decline. The following table reflects activity in the Company's loan portfolio:

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   1998                           1997
                                                                 --------                       --------
Net loans at beginning of period                                 $427,237                       $373,545

Loans originated:
   Real estate loans:
   One-to-four family                                                 600                              -
   Multi-family                                                    35,727                         22,888
   Commercial                                                      25,955                         19.673
   Construction and land                                           11,547                          3,383
   Consumer                                                             8                            419
                                                                 --------                       --------
            Total loans originated                                 73,837                         46,363
   Loans purchased                                                      -                            396
                                                                 --------                       --------
Total                                                              73,837                         46,759

Less:
  Principal payments (including payoffs)                           45,565                         20,643
  Loan sales                                                        8,266                              -
  Other, net                                                        4,548                          6,419
                                                                 --------                       --------
Loans receivable, net                                            $442,695                       $393,242
                                                                 ========                       ========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three and six months ended June 30, 1998, Highland's provision for loan losses totaled $0.9 million and $1.8 million, respectively, compared to $0.9 million and $2.7 million for the comparable periods in 1997. The Company's decreased provisions for 1998 compared with 1997 reflect the decreases in nonperforming loans and reduced levels of loan chargeoffs during 1998, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At June 30, 1998, Highland's nonperforming assets, consisting of nonaccrual loans and REO, totaled $6.1 million, compared to $10.6 million at June 30, 1997 and $6.0 million at December 31, 1997. Highland's allowance for loan losses as a percentage of nonaccrual loans was 205.5% at June 30, 1998, compared to 100.0% at June 30, 1997.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):

                                                                FOR THE SIX                    FOR THE YEAR
                                                                MONTHS ENDED                      ENDED
                                                               JUNE 30, 1998                DECEMBER 31, 1997
                                                               -------------                -----------------
Balance at beginning of period                                     $8,848                         $7,676
Provision for loss                                                  1,800                          5,164
Chargeoffs:
 Real estate loans:
 One-to-four family                                                    57                            432
 Multi-family                                                         613                          2,650
 Commercial                                                           616                            895
 Construction and land                                                 47                             13
 Consumer                                                               2                              2
                                                                   ------                         ------
  Total                                                             1,335                          3,992
Recoveries                                                              -                              -
                                                                   ------                         ------
Balance at end of period                                           $9,313                         $8.848
                                                                   ======                         ======

While management believes that the allowance for loan losses at June 30, 1998, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.

The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                      AS OF           AS OF
                                                 JUNE 30, 1998   DECEMBER 31, 1997
                                                 -------------   -----------------
Nonaccrual loans:
  Real Estate:
    One-to-four family                               $1,329           $1,951
    Multi-family                                      2,316            1,584
    Commercial                                          851              913
  Consumer                                               37               37
                                                     ------           ------
        Total                                         4,533            4,485
REO                                                   1,567            1,543
                                                     ------           ------
        Total Nonperforming assets                   $6,100           $6,028
                                                     ======           ======
Troubled debt restructurings                         $4,437           $4,642
                                                     ======           ======

Allowance for loan losses as a percentage
  of gross loans receivable                            2.05%            2.02%
Allowance for loan losses as a percentage
  of total nonaccrual loans                          205.45%          197.28%
Nonaccrual loans as a percentage of
  gross loans receivable                               1.00%            1.02%
Nonperforming assets as a percentage
  of total assets                                      1.06%            1.10%

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 1998, was $0.5 million compared to $0.4 million for the like quarter of 1997. Noninterest income for the six months ended June 30, 1998, was $1.3 million compared to $2.0 million for the same period in 1997. The 1998 six month period includes $276,000 gain on sale of loans, while the comparable 1997 period includes $1.1 million gain on sale of branches.

NONINTEREST EXPENSE

Noninterest expense for the three and six months ended June 30, 1998, was $2.2 million and $4.5 million, respectively, compared to $2.6 million and $5.5 million for the like respective periods in 1997. The ratio of noninterest expense to average assets decreased to 1.60% for the six months ended June 30, 1998, from 2.24% for the same period in 1997.

The ratio of general and administrative expense to average assets for the three and six months ended June 30, 1998, was 1.65% and 1.64%, respectively, compared with 2.06% and 2.18% for the like respective periods of 1997. The decreases in general and administrative expense for the three and six month period in 1998 were due primarily to decreases in branch office occupancy as a result of the sale of four branches in 1997.

INCOME TAXES

For the three and six months ended June 30, 1998, the Company recorded income taxes of $1.4 million and $2.7 million, respectively, compared to income taxes of $0.6 million and $1.1 million for the like periods in 1997. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes and to the reduction in valuation allowances related to deferred state income tax benefits not recognized in prior years.

FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT  JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets at June 30, 1998, were $573.4 million, compared to $549.6 million at December 31, 1997. The Company's cash and investment securities increased to $97.5 million at June 30, 1998, from $91.5 million at December 31, 1997. Loans receivable increased $15.5 million during the six months ended June 30, 1998 as a result of $73.8 million of new loan originations which offset amortization and prepayment of loans. Total liabilities at June 30, 1998 were $528.3 million compared to $508.1 million at December 31, 1997. This increase was due to a net increase in deposits of $22.5 million. Shareholders' equity increased for the six months ended June 30, 1998, to $45.1 million, compared to $41.5 million at December 31, 1997, which reflects earnings for the period, offset by a dividend paid to the Company's common shareholders, recorded in the second quarter of 1998.

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

For the six months ended June 30, 1998, the growth in the loan portfolio and the investment portfolio was funded primarily by a $22.5 million increase in deposits, proceeds from the sale of loans of $8.5 million and loan repayments and prepayments of $45.6 million.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the six months ended June 30, 1998 and 1997 was 12.74% and 7.67%, respectively.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to secure borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $4.4 million at June 30, 1998, or on the ability to secure borrowings to pay existing current liabilities and future operating expenses.

REGULATORY CAPITAL

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at June 30, 1998, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at June 30, 1998 and December 31, 1997:

                                                                           To Be "Well
                                                                        Capitalized" Under
                                                                        Prompt Corrective
                                 June 30, 1998     December 31, 1997    Action Provisions
                                 -------------     -----------------    ------------------
Tangible Capital                     7.08%                6.85%                1.5%
Leverage Capital                     7.08%                6.85%                5.0%
Risk-based Capital                  10.91%               10.65%               10.0%

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, expectations regarding future general and administrative expense savings, future levels of nonperforming assets, and the timing of dispositions of nonperforming assets which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially.
Factors that could cause actual results to differ include the timing of general and administrative expense savings and future expenditures, levels of sales of real estate owned and of new nonaccrual loans, and other factors as set forth in the Company's Annual Report on Form 10-K.


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

During 1997 and the first six months of 1998, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, (b) purchasing principally adjustable-rate mortgage-backed securities and short-term investment securities and (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of Highland's FHLB advances.

Highland's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1997. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K.

At June 30, 1998 and 1997, Highland did not hold any derivative financial instruments.


                           PART II. OTHER INFORMATION

ITEMS 1-5.

   Item 1.  Not applicable

   Item 2.  Not applicable

   Item 3.  Not applicable

   Item 4.  Not applicable

   Item 5.  Other Information

The proxy materials for the 1998 Annual Meeting of Stockholders held on April 23, 1998 was mailed to stockholders of the Company on March 31, 1998. Stockholder proposals to be presented at the 1999 Annual Meeting of Stockholders must be received at the Company's executive offices at 601 South Glenoaks Boulevard, Suite 200, Burbank, California 91502 addressed to the attention of the Secretary by December 1, 1998 in order to be considered for inclusion in the proxy materials relating to such meeting. In addition, in the event a stockholder proposal is not submitted to the Company at its executive offices prior to February 14, 1999, the proxy to be solicited by the Board of Directors for the 1999 Annual Meeting of Stockholders will confer discretionary authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 Annual Meeting of Stockholders without any discussion of the proposal in the proxy statement for such meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 27 - Financial Data Schedule

   (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 and Part 563d of the Rules and Regulations of the Office of Thrift Supervision, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          HIGHLAND BANCORP, INC.
                                                          ----------------------
                                                               (Registrant)



              DATED:  August 11, 1998        /S/ STEPHEN N. RIPPE
                                             --------------------
                                             Stephen N. Rippe, President and
                                             Chief Executive Officer



              DATED:  August 11, 1997        /S/ ANTHONY L. FREY
                                             -------------------
                                             Anthony L. Frey,
                                             Principal Financial Officer