Form 10-Q
period 1998-09-30
HIGHLAND BANCORP INC
filed 1998-11-13
CIK 1048486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________


                                   FORM 10-Q



       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


       Registrant's telephone number, including area code: (818) 848-4265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ---      ----.

At November 2, 1998, 2,181,068 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands except per share data)

                                                                     September 30,    December 31,
                                                                         1998             1997
                                                                     ------------     ------------
                                                                      (unaudited)
ASSETS
  Cash and cash equivalents                                             $30,828          $26,420
  Investment securities:
     Securities, available for sale                                      61,001           49,635
     Securities, held to maturity                                        12,904           15,419
  Loans receivable, net                                                 461,573          427,237
  Real estate acquired through foreclosure                                2,407            1,543
  Accrued interest receivable:
      Securities and cash equivalents                                       328              327
      Loans receivable                                                    3,711            3,462
  Deferred income taxes, net                                              5,092            4,819
  Federal Home Loan Bank stock - at cost                                  7,045            6,750
  Premises and equipment,  net                                            2,028            7,599
  Other assets                                                            7,755            6,427
                                                                       --------         --------
         Total Assets                                                  $594,672         $549,638
                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                             $394,331         $363,678
  Advances from the FHLB                                                138,500          135,000
  Securities sold under agreements to repurchase                         10,000                -
  Accounts payable and other liabilities                                  9,428            6,961
  Income taxes payable                                                      771            2,487
                                                                       --------         --------
         Total Liabilities                                              553,030          508,126

Stockholders' equity

  Preferred stock - 1,000,000 shares authorized,
    no shares issued                                                          -                -
  Common stock - authorized 8,000,000 shares of
    $.01 par value; issued and outstanding, 2,329,427
    and 2,318,437 shares in 1998 and 1997, respectively                      23               23
  Additional paid-in capital                                             16,341           16,144
  Retained earnings                                                      31,016           25,507
  Less: common stock in treasury (150,000 shares, at cost)               (5,800)               -
                                                                       --------         --------
                                                                         41,580           41,674
  Accumulated other comprehensive income:
    Net unrealized gain (loss) on securities available for sale              62             (162)
                                                                       --------         --------
         Total stockholders' equity                                      41,642           41,512
                                                                       --------         --------

         Total Liabilities and Stockholders' Equity                    $594,672         $549,638
                                                                       ========         ========


See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Operations
(Dollar amounts in thousands except per share data)
            (Unaudited)


                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                           --------------------------   --------------------------
                                                               1998          1997           1998          1997
                                                           ------------  ------------   ------------  ------------
Interest income
  Loans                                                      $ 11,444      $ 10,051       $ 33,744     $  29,324
  Investments                                                     546           524          1,552         1,191
  Mortgage-backed securities                                      936           783          2,403         2,270
                                                             --------      --------       --------     ---------
        Total interest income                                  12,926        11,358         37,699        32,785

Interest expense
  Deposits                                                      4,891         4,808         14,203        13,854
  FHLB advances and other borrowings                            2,059         1,587          5,946         3,960
                                                             --------      --------       --------     ---------
        Total interest expense                                  6,950         6,395         20,149        17,814
                                                             --------      --------       --------     ---------

        Net interest income                                     5,976         4,963         17,550        14,971

Provision for losses on loans                                     790         1,230          2,590         3,954
                                                             --------      --------       --------     ---------
        Net interest income after provision
         for losses on loans                                    5,186         3,733         14,960        11,017

Noninterest income
  Gain on the sale of building                                  1,170             -          1,170             -
  Gain on the sale of branches                                      -           914              -         2,014
  Gain on the sale of loans                                         -             5            276             5
  (Loss) gain on the sale of mortgage
    related securities                                             (1)           18             12            20
  Other                                                           453           369          1,426         1,257
                                                             --------      --------       --------     ---------
         Total noninterest income                               1,622         1,306          2,884         3,296

General & administrative expenses
  Compensation and benefits                                     1,442         1,258          4,196         4,286
  Occupancy and equipment                                         192           382            721         1,134
  FDIC insurance premium                                           58            81            168           214
  Service bureau and related equipment rental                     142           125            436           449
  Other                                                           541           463          1,429         1,588
                                                             --------      --------       --------     ---------
         Total general and administrative expenses              2,375         2,309          6,950         7,671


  Net cost of operation of real estate
     acquired through foreclosure                                 123           246             12           380
                                                             --------      --------       --------     ---------
        Total noninterest expense                               2,498         2,555          6,962         8,051
                                                             --------      --------       --------     ---------

        Earnings before income taxes                            4,310         2,484         10,882         6,262
Income taxes                                                    1,780           745          4,500         1,879
                                                             --------      --------       --------     ---------

        NET EARNINGS                                         $  2,530      $  1,739       $  6,382     $   4,383
                                                             ========      ========       ========     =========

Basic earnings per share                                     $   1.10      $   0.76       $   2.76     $    1.91
                                                             ========      ========       ========     =========

Diluted earnings per share                                   $   1.05      $   0.73       $   2.63     $    1.86
                                                             ========      ========       ========     =========

See accompanying notes to consolidated financial statements.

HIGHLAND BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(Unaudited)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                       1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
    Net earnings                                                                                      $6,382           $4,383
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Gain on sale of loans                                                                           (276)              (5)
        Gain on sale of securities available-for-sale                                                    (12)             (20)
        Gain on sale of building                                                                      (1,170)               -
        Gain on sale of branches                                                                           -           (2,014)
        Amortization of premiums on securities                                                           275              227
        Federal Home Loan Bank stock dividend                                                           (295)            (166)
        Increase in net deferred tax asset                                                              (273)           1,012
        Gain on sale of real estate acquired through foreclosure, net                                   (209)            (138)
        Deferred direct loan origination fees and costs, net                                            (476)            (223)
        Amortization of deferred compensation expense                                                     96                -
        Provision for losses on loans                                                                  2,590            3,954
        Provision for losses on real estate acquired through foreclosure                                   -              120
        Increase in accrued interest receivable                                                         (250)            (307)
        Depreciation                                                                                     457              523
        Increase in other assets                                                                      (1,540)          (2,390)
        Decrease in income taxes payable                                                              (1,716)              63
        Increase in accounts payable and other liabilities                                             2,467              473
-----------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                                  6,050            5,492

Cash flows from investing activities:
        Purchases of securities available-for-sale                                                   (43,454)         (16,851)
        Sales and maturities of securities available-for-sale                                         32,228           15,345
        Principal payments on securities held-to-maturity                                              2,452            1,835
        Increase in FHLB stock                                                                             -           (2,859)
        Net increase in loans receivable                                                             (47,361)         (41,943)
        Net costs capitalized on real estate acquired through foreclosure                               (236)            (433)
        Proceeds from the sale of loans                                                                9,234                -
        Proceeds from the sale of real estate acquired through foreclosure                             1,534            3,654
        (Purchases) sales of premises and equipment, net                                               6,284             (246)
-----------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                    (39,319)         (41,498)

Cash flows from financing activities:
        Decrease in deposits from sale of branches                                                         -         (103,857)
        Net increase in deposits                                                                      30,653           66,612
        Retirement of common stock                                                                         -             (185)
        Common stock options exercised                                                                   197                -
        Dividends paid on common stock                                                                  (873)               -
        Repurchase of treasury stock                                                                  (5,800)               -
        Net borrowings from the FHLB                                                                   3,500           60,500
        Net increase in securities sold under agreement to repurchase                                 10,000                -
-----------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                                 37,677           23,070

Increase (decrease) in cash and cash equivalents                                                       4,408          (12,936)
Cash and cash equivalents at beginning of year                                                        26,420           33,714
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                           $30,828          $20,778
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Interest paid                                                                                $20,369          $17,298
        Income taxes paid                                                                             $6,475           $2,442
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
        Acquisition of real estate in settlement of loans                                             $2,909           $8,093
        Loans made in conjunction with real estate sales                                                $956           $1,860


See accompanying notes to consolidated financial statements.

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. The financial position at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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



                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                   1998              1997              1998              1997
                                            -----------------------------------------------------------------------

Basic EPS - weighted average number of
 shares used in computation                         2,284,861         2,300,137         2,311,032         2,294,880

Effect of dilutive securities - incremental
 shares from outstanding stock options                119,781            86,513           115,379            64,470
                                            -----------------------------------------------------------------------

Diluted EPS - weighted average number of
 shares used in computation                         2,404,642         2,386,650         2,426,411         2,359,350
                                            =======================================================================

Basic shares outstanding at end of period           2,179,427         2,300,137         2,179,427         2,300,137
                                            =======================================================================

At September 30, 1998, there were 34,000 option shares which had an antidilutive effect on earnings per share and were excluded from the 1998 calculation. At September 30, 1997, there were no shares which had an antidilutive effect on earnings per share.


NOTE C - COMPREHENSIVE INCOME

The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. For the three and nine month periods ended September 30, 1998, net earnings totaled $2,530,000 and $6,382,000, other comprehensive income totaled $100,000 and $224,000, and total comprehensive income totaled $2,630,000 and $6,606,000, respectively. For the three and nine months ended September 30, 1997, net earnings totaled $1,739,000 and $4,383,000, other comprehensive income totaled $122,000 and $113,000, and total comprehensive income totaled $1,861,000 and $4,496,000, respectively.

For the three and nine months ended September 30, 1998, other comprehensive income was comprised of increases in market value on securities available for sale of $114,000 and $214,000, respectively, and the reclassification of realized gains (losses) on securities available for sale of $14,000 and ($10,000) for the three and nine month periods. For the three and nine months ended September 30, 1997, other comprehensive income (loss) was comprised of the decreases in unrealized losses on securities available for sale of $104,000 and $121,000, respectively, and the reclassification of realized gains (losses) on securities available for sale of ($18,000) and $8,000, respectively. The aforementioned amounts are presented net of income taxes.

NOTE D - SALE OF HEADQUARTERS BUILDING

On August 6, 1998, the Company sold its Burbank headquarters building, which had a net carrying value of $5.6 million, to a real estate investment company for a gross sales price of $9.8 million. This transaction included a five-year leaseback agreement between the buyer and the Bank. Under the applicable sale/leaseback accounting rules, the Company deferred approximately $2.4 million of the gain and recognized $1.2 million in the three months ended September 30, 1998.



NOTE E - SUBSEQUENT EVENTS

On October 19, 1998, the Board of Directors declared a 12.5 cent per share cash dividend, payable to common stockholders of record as of November 1, 1998, to be paid on or before November 16, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company reported net earnings for the three and nine months ended September 30, 1998, of $2.5 million, or $1.10 basic earnings per share ($1.05 diluted earnings per share), and $6.4 million, or $2.76 basic earnings per share ($2.63 diluted earnings per share), respectively, compared to net earnings of $1.7 million, or $0.76 basic earnings per share ($0.73 diluted earnings per share), for the three months ended September 30, 1997, and net earnings of $4.4 million, or $1.91 earnings per share ($1.86 diluted earnings per share), for the nine months ended September 30, 1997. Net earnings for the three and nine months ended September 30, 1998 included a one-time gain of $1.2 million from the sale of the Company's headquarters building. Net earnings for the three and nine months ended September 30, 1997 included a one-time gain of $0.9 million and $2.0 million, respectively, from the sale of retail branches.

Net interest income for the three and nine months ended September 30, 1998 totaled $6.0 million and $17.6 million, respectively, compared to $5.0 million and $15.0 million for the comparable 1997 periods. The increases in 1998 compared with 1997 for both the three and nine month periods were due primarily to volume variances.

The Company reported general and administrative expenses of $2.4 million and $7.0 million for the three and nine months ended September 30, 1998, respectively, compared to $2.3 million and $7.7 million in the comparable periods in 1998. The decrease for the nine month period is principally attributable to the expense savings attributable to the sale of four retail branches in 1997, most of which was recognized before the third quarter of 1997.

In September 1998, the Company repurchased on the open market 150,000 shares of its common stock, at an average price of $38.67 per share. The total cost of this stock repurchase, $5.8 million, was funded with liquid assets held at the holding company.

NET INTEREST INCOME

Net interest income varies based upon the difference (referred to as the "interest rate spread") between (i) the yield on the Company's loan portfolio, mortgage backed securities, investments and other interest-earning assets and
(ii) the rate paid by the Company on its deposits, borrowings and other interest-bearing liabilities, as well as the relative amounts or volumes of the Company's interest-earning assets and interest-bearing liabilities.

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



                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                           COMPARED TO THREE MONTHS       COMPARED TO NINE MONTHS
                                           ENDED SEPTEMBER 30, 1997      ENDED SEPTEMBER 30, 1997
                                          INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                          ---------------------------   ---------------------------
                                                (IN THOUSANDS)                (IN THOUSANDS)
                                          ---------------------------------------------------------
                                           VOLUME     RATE      NET      VOLUME     RATE      Net
                                          ---------------------------------------------------------
INTEREST INCOME:
Loans                                       $1,325   $  68     $1,393     $3,447   $ 973     $4,420
Mortgage-related securities                    181     (28)       153        192     (59)       133
Investments                                     27      (5)        22        487    (126)       361
                                          ---------------------------------------------------------
Total interest income on interest-earning
     Assets                                  1,533      35      1,568      4,126     788      4,914
                                          ---------------------------------------------------------

INTEREST EXPENSE:
Deposits                                       156     (73)        83        459    (110)       349
FHLB Advances and other borrowings             552     (80)       472      1,637     349      1,986
                                          ---------------------------------------------------------
Total interest expense on interest-bearing
    Liabilities                                708    (153)       555      2,096     239      2,335
                                          ---------------------------------------------------------
Change in net interest income               $  824   $ 188     $1,013     $2,030   $ 549     $2,579
                                          =========================================================


Net interest income for the three months ended September 30, 1998, was $6.0 million compared to $5.0 million for the like period in 1997. For the first nine months of 1998 net interest income was $17.6 million, compared with $15.0 million for the like period of 1997. The Company's net interest margins for the quarter and nine months ended September 30, 1998, were 4.41% and 4.42%, respectively, compared with net interest margins of 4.10% and 4.26% for the like respective periods of 1997. The increase in the net interest margin in the first nine months of 1998, compared with the margin for the first nine months of 1997, is attributable principally to increased levels of interest income related to loan prepayments in 1998 compared with 1997. For the first nine months of 1998, loan principal amortization and payoffs were $64.2 million, compared to $32.5 million for the 1997 year to date period. This resulted in prepayment fee income of $91,000 and $416,000 for the three and nine months ended September 30, 1998, respectively, compared to $30,000 and $140,000 for the same 1997 periods. The increase in loan prepayments also resulted in accelerated amortization of deferred loan fees for the 1998 periods when compared to 1997. Management anticipates that the yields earned on the Company's loan portfolio will decrease if the levels of loan prepayments decline. Additionally, for both 1997 and 1998, the Company has recognized interest income related to the amortization of a deep discount of a small pool of real estate loans purchased in late 1996. These loans will all mature in 1999. Without the discount amortization on this pool of loans, the yield earned by the Company would have been reduced by approximately 14 basis points for the nine months ended September 30, 1998. The Company does not anticipate the acquisition of any similar pools of loans in the future that would have such an enhanced yield. At September 30, 1998, the contractual yield on the Company's interest earning assets was 8.99% excluding loan origination fee and discount amortization and loan prepayment fee income, while the contractual cost of interest bearing liabilities was 5.21%.

The Company's ability to continue to increase the size of its loan portfolio, which creates a positive volume variance in net interest income, is dependent on both economic and Bank regulatory issues. The Bank's ability to make new commercial real estate loans, which represented 38% of the new loan volume for the nine months ended September 30, 1998, is restricted by a regulatory limit on the amount of total nonresidential real estate loans which cannot exceed a maximum of 400% of the Bank's total regulatory capital. At September 30, 1998, the Bank had $31.9 million of additional nonresidential real estate lending capacity available under the 400% of capital test. The Bank is also subject to the "Qualified Thrift Lender" ("QTL") test, which it must meet in order to retain its ability to operate without restrictions as a savings institution, and which places certain restrictions on the types of loans and investments that can be held by the Bank. Under the QTL test, the Bank must maintain a minimum of 65% of its assets in qualified thrift investments, which consist principally of residential and small business loans and mortgage-backed securities. At September 30, 1998, the Bank held 68% of its assets in qualified thrift investments.

The following table reflects activity in the Company's loan portfolio:

                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
             (In thousands)                           1998                 1997
                                               ----------------      -----------------
Net loans at beginning of period                     $427,237             $373,545

Loans originated:
   Real estate loans:
   One-to-four family                                     600                  182
   Multi-family                                        55,965               34,882
   Commercial                                          42,180               34,366
   Construction and land                               12.597                5,818
   Consumer                                               983                  948
                                                     --------             --------
            Total loans originated                    112,325               76,196

   Loans purchased                                          -                  396
                                                     --------             --------
Total                                                 112,325               76,592

Less:
  Principal payments (including payoffs)               64,214               32,536
  Loan sales                                            8,958                  916
  Other, net                                            4,817                9,188
                                                     --------             --------
Loans receivable, net                                $461,573             $407,497
                                                     ========             ========


PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three and nine months ended September 30, 1998, Highland's provision for loan losses totaled $0.8 million and $2.6 million, respectively, compared to $1.2 million and $4.0 million for the comparable periods in 1997. The Company's decreased provisions for 1998 compared with 1997 reflect the decreases in nonaccrual loans and reduced levels of loan chargeoffs during 1998, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At September 30, 1998, Highland's nonperforming assets, consisting of nonaccrual loans and REO, totaled $6.1 million, compared to $7.9 million at September 30, 1997 and $6.0 million at December 31, 1997. Highland's allowance for loan losses as a percentage of nonaccrual loans was 257.5% at September 30, 1998, compared to 197.3% at September 30, 1997.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):

                                             FOR THE NINE            FOR THE YEAR
                                             MONTHS ENDED               ENDED
                                             SEPTEMBER 30,           DECEMBER 31,
                                                1998                     1997
                                          ------------------       ----------------
Balance at beginning of period                        $8,848                 $7,676
Provision for loss                                     2,590                  5,164
Chargeoffs:
   Real estate loans:
   One-to-four family                                     82                    432
   Multi-family                                          964                  2,650
   Commercial                                            869                    895
   Construction and land                                  47                     13
   Consumer                                                4                      2
                                                      ------                 ------
            Total                                      1,966                  3,992
Recoveries                                                 -                      -
                                                      ------                 ------
Balance at end of period                              $9,472                 $8.848
                                                      ======                 ======


While management believes that the allowance for loan losses at September 30, 1998, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.

The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                      AS OF                  AS OF
                                               SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                               ------------------      -----------------
Nonaccrual loans:
Real Estate:
    One-to-four family                              $    754                $ 1,951
    Multi-family                                       2,065                  1,584
    Commercial                                           823                    913
    Consumer                                              37                     37
                                                    --------                -------
            Total                                      3,679                  4,485
REO                                                    2,407                  1,543
                                                    --------                -------
            Total nonperforming assets              $  6,086                $ 6,028
                                                    ========                =======
Troubled debt restructurings                        $  3,701                $ 4,642

Allowance for loan losses as a percentage
  of gross loans receivable                            2.00 %                  2.02%
Allowance for loan losses as a percentage
  of total nonaccrual loans                          257.46 %                197.28%
Nonaccrual loans as a percentage of
  gross loans receivable                               0.78 %                  1.02%
Nonperforming assets as a percentage
  of total assets                                      1.02 %                  1.10%

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 1998, was $1.6 million compared to $1.3 million for the like quarter of 1997. Noninterest income for the nine months ended September 30, 1998, was $2.9 million compared to $3.3 million for the same period in 1997. The 1998 three and nine month periods include $1.2 million gain on sale of the Company's headquarters building, while the comparable 1997 periods includes $0.9 million and $2.0 million gains on sale of branches, reflecting the Company's one branch sale in the third quarter, and three branch sales in the first quarter of 1997. Other non-interest income, which primarily includes fees on loans and deposits, reflected no significant fluctuations between the 1998 and 1997 periods.

NONINTEREST EXPENSE

Noninterest expense for the three and nine months ended September 30, 1998, was $2.5 million and $7.0 million, respectively, compared to $2.6 million and $8.1 million for the like respective periods in 1997. The ratio of noninterest expense to average assets decreased to 1.64% for the nine months ended September 30, 1998, from 2.14% for the same period in 1997.

The ratio of general and administrative expense to average assets for the three and nine months ended September 30, 1998, was 1.63% and 1.64%, respectively, compared with 1.78% and 2.04% for the like respective periods of 1997. The decreases in general and administrative expense for the nine month period in 1998 were due primarily to decreases in branch office occupancy expense as a result of the sale of four branches in 1997. For the third quarter of 1998 compared to the same 1997 period, a $200,000 decrease in occupancy was offset by a $100,000 increase in personnel costs.

INCOME TAXES

For the three and nine months ended September 30, 1998, the Company recorded income taxes of $1.8 million and $4.5 million, respectively, compared to income taxes of $0.7 million and $1.9 million for the like periods in 1997. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes.

FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Total assets at September 30, 1998, were $594.7 million, compared to $549.6 million at December 31, 1997. The Company's cash and investment securities increased to $104.7 million at September 30, 1998, from $91.5 million at December 31, 1997. Loans receivable increased $34.3 million during the nine months ended September 30, 1998 as a result of $112.3 million of new loan originations, which offset $64.2 million amortization and prepayment of loans. Total liabilities at September 30, 1998 were $553.0 million compared to $508.1 million at December 31, 1997. This increase was due to a net increase in deposits of $30.7 million and an increase in FHLB advances and other borrowings of $13.5 million. Shareholders' equity increased slightly during the nine months ended September 30, 1998, to $41.6 million, compared to $41.5 million at December 31, 1997, reflecting $6.4 million of earnings for the period, offset by the $5.8 million treasury stock repurchase in the third quarter and $0.9 million dividends paid to the Company's common shareholders in the second and third quarter.

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

For the nine months ended September 30, 1998, the growth in the loan portfolio and the investment portfolio and $5.8 million treasury share repurchase were funded primarily by a $44.2 million increase in deposits and borrowings, proceeds from the sale of loans of $8.5 million and loan repayments and prepayments of $64.2 million.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the nine months ended September 30, 1998 and 1997 was 15.65% and 6.10%, respectively.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to secure borrowings. The repurchase of 150,000 common shares of stock at a cost of $5.8 million was funded with liquidity held at the parent level in September 1998. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $0.3 million at September 30, 1998, or on the ability to secure borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank. The Company received regulatory approval to dividend $1.0 million from Highland Federal Bank to the Company in October 1998.

REGULATORY CAPITAL

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at September 30, 1998, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at September 30, 1998 and December 31, 1997:



                                                                                   To Be "Well
                                                                                Capitalized" Under
                                                                                Prompt Corrective
                                    September 30, 1998     December 31, 1997    Action Provisions
                                    ------------------     -----------------    -----------------
Leverage Capital                            6.92%                6.85%                5.00%
Tier 1 Risk-based Capital                   9.42%                9.40%                6.00%
Total Risk-based Capital                   10.70%               10.65%               10.00%

YEAR 2000 ISSUES (THIS CONSTITUTES A "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT)

Like most financial institutions, the Company has many computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk.

To date, the Company has inventoried all systems and determined which processes are most critical to supporting customer transaction processing and meeting its operational needs. Where the Company's systems have been identified as being currently Year 2000 compliant, the Company expects to complete testing such systems by December 31, 1998. This testing includes the Company's loan servicing computer system, which has been identified as a critical system. However, because the Company is converting to a new service bureau for its savings deposits and general ledger systems in the fourth quarter of 1998, testing for the other two systems considered by the Company to be critical, (1) the savings deposit system and (2) the functionally related software, which accounts for ATM transactions systems, cannot be performed by the Company until April 1999. Although these vendors have advised the Company that their software is already Year 2000 compliant, the Company has assumed additional business and regulatory risk by not being able to test these systems relative to the Company's own systems and data until April 1999.

Because all of the Company's critical and important computer systems are written and maintained by outside vendors, the direct costs incurred by the Company for Year 2000 issues have been far less than if the Company had to utilize its own personnel to modify or rewrite software. The Company spent approximately $50,000 for the first nine months of 1998, primarily in direct labor to oversee planning and testing for Year 2000, and spent $2,000 in all of 1997. The Company expects to spend an additional $40,000 in the fourth quarter of 1998 and 1999 to complete its Year 2000 program. These costs will be funded from the operations of the Bank.

The risks to the Company posed by Year 2000 are considerable. Most of the Company's business involves calculations of interest income and expense, which are recognized over measurements of time. The inability of a critical system to identify the time that has elapsed would result in a sharp decrease in the Company's ability to make these calculations on an accurate basis. The Company also processes significant volumes of customer deposit, withdrawal and payment transactions using computer systems. The failure of a critical system, which would include deposit servicing or loan servicing would require considerable additional personnel costs to make interest calculations, to process customer transactions and to convert to a year 2000 compliant system. Furthermore, some services, such as ATM cards and certain transaction type deposit accounts, might have to be curtailed until new systems were purchased and installed. There would be considerable potential for lost customers and revenues.

Year 2000 issues not directly related to the Company's computer software and systems, are not considered a major risk to the Company. Additionally, the Company has made a preliminary assessment of the potential impact of these Year 2000 isuues on its customers, and does not believe this poses a significant risk to the Company. Despite the Company's activities with regard to the Year 2000, there can be no assurance that partial or total systems interruptions, or the costs necessary to maintain systems availability will not have a material adverse impact on the Company's business, financial condition or results of operations.



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

During 1997 and the first nine months of 1998, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, (b) purchasing principally adjustable-rate mortgage-backed securities and short-term investment securities and (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of Highland's FHLB advances and other borrowings.

Highland's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1997. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K.

At September 30, 1998 and 1997, Highland did not hold any derivative financial instruments.


This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, Year 2000-associated risks, expectations regarding future general and administrative expense savings, future levels of nonperforming assets, and the timing of dispositions of nonperforming assets which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. Factors that could cause actual results to differ include the results of the Company's Year 2000 testing, the timing of general and administrative expense savings and future expenditures, levels of sales of real estate owned and of new nonaccrual loans, and other factors as set forth in the Company's Annual Report on Form 10-K.

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

                                                          HIGHLAND BANCORP, INC.
                                                          ----------------------
                                                               (Registrant)



              DATED:  November 11, 1998  /S/ ANTHONY L. FREY
                                         -------------------------------
                                         Anthony L. Frey,
                                         Principal Financial Officer