Form 10-K405
period 1998-12-31
HIGHLAND BANCORP INC
filed 1999-03-30
CIK 1048486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

As of March 25, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $39,201,005. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Common Stock of the Registrant outstanding as of March 25, 1999 was 2,194,309.

         The following documents are incorporated by reference herein:
         ------------------------------------------------------------

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III herein

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform
Act), relating to, among other things, future cash dividends and future earnings levels, which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. These risks and uncertainties include economic conditions, interest rates, changes in government regulation and monetary policy, competition and other factors. For a discussion of the factors that might cause such a difference, see "Item 1. Business-Factors that May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Highland Bancorp, Inc. ("Highland") is a corporation organized under the laws of the State of Delaware on September 29, 1997 for the primary purpose of becoming the holding company of Highland Federal Bank, a Federal Savings Bank (the "Bank"). On December 16, 1997, after obtaining the necessary stockholder and regulatory approvals, Highland and the Bank effected a reorganization whereby each issued and outstanding share of common stock, $1.00 stated value, of the Bank was converted into one share of common stock, $0.01 par value, of Highland, and the Bank became a wholly-owned subsidiary of Highland (the "Reorganization"). Highland is registered as a savings and loan holding company under applicable federal law and regulations.

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

     The Bank provides financial services through seven offices located in communities within Los Angeles County, California, including two offices in the South Bay area and five offices spread out across the San Gabriel Valley, Northern Los Angeles and Santa Monica. See "Item 1. Business-Market Area and Competition." The Bank's lending activity focuses on originating multi-family residential mortgage loans, commercial real estate loans and construction loans principally in Southern California. The Bank's lending and investment activities are funded primarily through deposits derived from the Bank's branch network and through borrowings from the Federal Home Loan Bank ("FHLB") System.

     At December 31, 1998, Highland had total consolidated assets of a $604.8 million, total consolidated deposits of $388.0 million and total consolidated stockholders' equity of $43.4 million. Highland's principal sources of funds have been and are expected to be dividends paid by the Bank. There are legal and contractual limitations that are imposed on the amount of fees and dividends that may be paid by the Bank to Highland. See "Item 1. Business-Supervision and Regulation-Limitation on Capital Distributions."

     At and for the years ending December 31, 1998 and 1997, the financial information and discussion contained in this Report on Form 10-K reflect the operations of Highland. Prior periods presented in this Report on Form 10-K reflect the operations of the Bank. Therefore, all information, including financial statements and tables for periods prior to the Reorganization, presented in this Annual Report and the financial statements attached hereto assume that the Reorganization was effective at the beginning of the periods presented. Unless otherwise stated or indicated, all references to "Highland" or "the Bank" include their respective subsidiaries on a combined basis.

LENDING ACTIVITIES

Loan Portfolio and Origination
------------------------------

     Highland's lending strategy is to focus primarily on niches in real estate lending in its market areas that management believes are currently not generally targeted by traditional lenders. While niche lending markets generally entail greater credit risks, management believes that borrowers in these markets are also generally willing to pay the higher rates required to compensate Highland for the increased risk and higher costs associated with such loans. Highland's lending activities primarily involve origination of multi-family residential mortgage loans, commercial real estate loans and construction loans principally in Highland's market areas. Highland's lending and investment activities are funded primarily through deposits derived from the Bank's branch network and through borrowings from the FHLB.

     Loan Portfolio Composition.    Highland's loan portfolio consists primarily
of first trust deed loans secured by one-to-four family residential properties, multi-family residential properties (five or more units) and commercial properties. At the end of 1996, Highland discontinued its lending operations related to the originating of loans secured by one-to-four family residential properties. At December 31, 1998, Highland had total gross loans outstanding of $497.9 million, which included $46.6 million of one-to-four family residential mortgage loans, $243.9 million of multi-family mortgage loans, $194.6 million of commercial real estate loans, $12.1 million of construction and land loans and $0.7 million of consumer loans.

     The following table sets forth information concerning the composition of Highland's loan portfolio at the dates indicated:

                                                                          At December 31
                                          ----------------------------------------------------------------------------
                                                   1998                       1997                        1996
                                          ----------------------     ----------------------     ----------------------
                                                      Percent of                 Percent of                 Percent of
                                                         Total                     Total                       Total
                                            Amount       Loans         Amount      Loans          Amount       Loans
                                          ----------  ----------     ----------  ----------     ----------  ----------
                                                                     (Dollars in thousands)
Real estate(1):
   One- to four-family.................     $ 46,622        9.37%      $ 64,558       14.52%      $ 82,436      21.42%
   Multi-family........................      243,892       48.98        214,462       48.23        180,940      47.00
   Commercial..........................      194,596       39.08        154,717       34.79        116,389      30.23
   Construction and land(2)............       12,146        2.44         10,465        2.35          3,954       1.03
Consumer...............................          666        0.13            493        0.11          1,244       0.32
                                          ----------  ----------     ----------  ----------     ----------  ---------
      Total loans......................      497,922      100.00%       444,695      100.00%       384,963     100.00%
                                                      ==========                 ==========                 =========
Less:
   Undisbursed loan funds..............        3,179                      6,653                      1,439
   Deferred loan fees, net.............        1,140                      1,957                      2,303

   Allowance for loan losses...........        9,909                      8,848                      7,676
                                          ----------                 ----------                 ----------
      Total loans, net.................     $483,694                   $427,237                   $373,545
                                          ==========                 ==========                 ==========

                                                           At December 31
                                         -------------------------------------------------
                                                  1995                        1994
                                         ----------------------     ----------------------
                                                     Percent of                 Percent of
                                                        Total                      Total
                                          Amount        Loans         Amount       Loans
                                         ----------  ----------     ----------  ----------
                                                      (Dollars in thousands)
Real estate(1):
   One- to four-family.................    $ 99,724       30.82%      $ 96,742       33.98%
   Multi-family........................     127,073       39.27         92,931       32.64
   Commercial..........................      88,326       27.30         91,937       32.29
   Construction and land(2)............       7,543        2.33          2,316        0.81
Consumer...............................         923        0.28            780        0.28
      Total loans......................  ----------  ----------     ----------  ----------
                                            323,589      100.00%       284,706      100.00%
                                                     ==========                 ==========

Less:
   Undisbursed loan funds..............       1,066                        197
   Deferred loan fees, net.............       2,473                      2,654

   Allowance for loan losses...........       7,056                      8,832
      Total loans, net.................  ----------                 ----------
                                           $312,994                   $273,023
                                         ==========                 ==========

___________________
(1) Consists of loans receivable less participations and unamortized premiums or discounts.
(2) Includes construction loans of $5,786,000, $0 and $5,150,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1998, $7,355,900, $0 and $1,875,000, respectively, at December 31, 1997 and $0, $650,000 and $1,605,000 respectively, at December 31,
     1996.  Highland had no construction loans prior to 1995.

     Loan Maturity.    The following table sets forth the final contractual
maturities of Highland's gross loans at December 31, 1998:


                                                                        At  December 31, 1998
                                    ------------------------------------------------------------------------------------------
                                        One       More than    More than    More than    More than
                                        Year       1 Year       3 Years      5 Years     10 Years
                                         or          to          to            to           to         More than       Total
                                        Less       3 Years      5 Years      10 Years    20 Years       20 Years       Loans
                                    ----------   ----------   ----------   ----------   -----------    ---------     ---------
                                                                        (Dollars in thousands)
Real estate:
    One- to four-family..........      $    89      $ 1,506       $1,232     $  2,121      $ 10,216      $31,458      $ 46,622
    Multi-family.................        1,299        7,557        4,604       39,956       176,919       13,557       243,892
    Commercial...................        1,151        3,006        3,740       58,476       123,428        4,795       194,596
    Construction and land........       11,063           --          288          235           560           --        12,146
Consumer.........................          528           --           --          138            --           --           666
                                    ----------   ----------   ----------   ----------   -----------    ---------     ---------
       Total amount due..........      $14,130      $12,069       $9,864     $100,926      $311,123      $49,810      $497,922
                                    ==========   ==========   ==========   ==========   ===========    =========     =========

          The following table sets forth, as of December 31, 1998, the dollar amounts of gross loans receivable that are contractually due after December 31, 1999 and whether such loans have fixed or adjustable interest rates:

                                                  Due after December 31, 1999
                                      ---------------------------------------------------
                                          Fixed            Adjustable           Total
                                      --------------    ---------------    --------------
                                                     (Dollars in thousands)
Real estate:
    One- to four-family...............      $ 39,569           $  6,964          $ 46,533
    Multi-family......................        66,420            176,173           242,593
    Commercial........................        70,480            122,965           193,445
    Construction and land.............           271                812             1,083
Consumer..............................           138                 --               138
                                      --------------    ---------------    --------------
        Total loans receivable........      $176,878           $306,914          $483,792
                                      ==============    ===============    ==============

     Loan Origination and Sale. Prior to 1994, substantially all of Highland's loan originations were generated on a retail basis through the Bank's branch offices. In mid-1994, management of Highland adopted a new loan origination strategy and hired new loan officers, who rely on a network of loan brokers operating throughout California for sources of loan applications. The loan officers operate primarily in certain of the Bank's branch offices and in offices located in Los Angeles County, Orange County, San Diego County and Sacramento. Management believes that Highland's current loan origination strategy is not only a more cost-effective means of originating loans, but also affords Highland improved access to potential loan transactions and greater geographic diversification in Southern California in its loan portfolio. Management believes that Highland's lending specializations, service-oriented approach, timely decision making process and competitive fee structure provide incentives for brokers to do business with Highland.

     In late 1996, Highland decided to cease origination of sub-prime loans secured by one-to-four family residential properties. This decision was made because Highland believed that cost associated with the origination of such loans was higher relative to its other lending areas, and that competition for such product was intensifying.

     From time to time, Highland may sell loans in order to achieve its asset/liability objectives. During 1998, Highland sold $9.0 million of multi-
family loans.   During 1997, Highland sold loans totaling $4.3 million which consisted of $1.5 million of single-family loans, $1.9 million of multi-family loans and $0.9 million of commercial real estate loans.

     The following table sets forth Highland's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                                            At or For the Years Ended December 31,
                                ----------------------------------------------------------------------------------------
                                       1998               1997              1996              1995               1994
                                ---------------    --------------     -------------     -------------      -------------
                                                               (Dollars in  thousands)

Beginning balance...............       $427,237          $373,545          $312,994          $273,023           $289,397
                                ---------------     -------------     -------------     -------------      -------------
Loans originated:
   Real Estate:
        One- to four-family.....            600               257            11,451            18,423              8,063
        Multi-family............         74,412            53,997            62,634            48,160             12,590
        Commercial..............         65,515            53,324            36,632            15,587             21,126
        Construction and land...         14,317            10,068               606             5,502                 --
   Consumer and commercial......            983               977             1,149             1,352              3,740
                                ---------------     -------------     -------------     -------------      -------------
        Total loans originated..        155,827           118,623           112,472            89,024             45,519
Loans purchased.................             --               396             7,690                --                 --
                                ---------------     -------------     -------------     -------------      -------------
        Total...................        155,827           119,019           120,162            89,024             45,519
                                ---------------     -------------     -------------     -------------      -------------
Less:
   Principal repayments.........         88,056            58,159            44,068            42,988             60,012
   Sales of loans...............          8,958             4,262            12,527             7,257              3,053
   Other net changes(1).........          2,356             2,906             3,016            (1,192)            (1,172)
                                ---------------     -------------     -------------     -------------      -------------
        Total loans.............       $483,694          $427,237          $373,545          $312,994           $273,023
                                ===============     =============     =============     =============      =============

________________________
(1) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

     Loan Servicing.    Loan servicing is centralized at Highland's corporate
headquarters. In addition to servicing loans owned by Highland, Highland is servicing $4.1 million of loans originated by it but subsequently sold to other institutions.

     Highland's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, loan data is entered into Highland's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting borrower information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts generally begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that begin with reminders of the borrower's payment obligation and progress to an advice that a notice of default may be forthcoming. Accounts delinquent more than 30 days are generally managed by the Bank's Collection Department which, following a review of the account, implements a collection or restructure plan or a foreclosure or note sale strategy, and initiates an appraisal or other evaluation of the asset in order to assess the need for a specific valuation allowance or chargeoff. Highland will generally send a notice of intention to foreclose after 30 days of delinquency.

     Underwriting Process. The lending activities of Highland are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in Highland's lending policies. Highland's underwriting procedures require, among other things, analysis of the borrower's financial condition and the debt coverage. The policies also emphasize geographic and product diversification.

     For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan. An internal field review appraisal is conducted for every loan with a principal balance in excess of $1.0 million. In addition, the Appraisal Department conducts a review of appraisals on selected loan files, which have constituted at least 25% of all loans originated since June 1994. Also, for all multi-family residential and commercial real estate loans, the responsible loan officer visits the property and, if the transaction involves a loan over $1.0 million, the property is visited by either the President, Chief Lending Officer or Chief Credit Officer of the Bank. The Board of Directors of the Bank reviews and approves annually the independent appraisers used by the Bank and the Bank's appraisal policy.

     Subject to the above standards, the Board of Directors of the Bank has authorized the following persons to approve new loans involving total liability of the borrower (new loans plus old loans) of the following amounts: all income property loans up to $2.0 million require the approval of at least two of the following officers (the President, Chief Lending Officer and Branch Administrator), and all loans which bring the total aggregate indebtedness of a borrower to an amount in excess of $2.0 million require the additional approval of at least two outside directors.

     Multi-Family Residential Lending.    Highland originates loans secured by
multi-family residential properties (five units and greater). The Bank's underwriting policies provide that a multi-family residential loan may only be made in an amount up to 75% of the appraised value of the underlying property. In addition, Highland generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.15, based on the fully indexed loan rate.

     Loans secured by multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incident to interests in real property. These risks include changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, Highland considers the borrower's experience in owning and managing similar properties and Highland's lending experience with the borrower.

     Commercial Real Estate Lending.    Highland focuses on originating loans
secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. Highland will also make a loan secured by a special purpose property such as a restaurant or motel. Highland's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 30 years. Highland's underwriting standards and procedures are similar to those applicable to its multi-family residential loans. Highland considers the net operating income of the property and requires a debt service coverage ratio of at least 1.15, based on a fully indexed rate.

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

     Construction and Rehabilitation Lending. Highland originates loans for the development and rehabilitation of property in its market areas on a limited basis. Highland's construction loans primarily have been made to finance the rehabilitation of apartment buildings and the construction of residential and commercial properties. These loans are generally adjustable rate with maturities of 18 months or less. Highland's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property. As of December 31, 1998, Highland had $10.9 million of construction loans (less undisbursed loan funds of $3.1 million), which amounted to 2.19% of Highland's total loan portfolio. In addition to the lending risks discussed above with respect to multi-family residential and commercial real estate loans, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for the allotted costs. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

Credit Administration
---------------------

     The Chief Credit Officer provides independent oversight to the lending function. The Chief Credit Officer reports to the President and has access to the Board of Directors through the Audit Committee of the Board, including holding quarterly meetings with the Audit Committee unaccompanied by other members of management.

     Underwriting criteria, including requirements for borrower financial statements, appraisals, and debt coverage ratios, are set forth in the Lending Policy Manual, and take into account the types of lending engaged in by Highland. In light of high levels of historic losses in certain lending categories, Highland's underwriting criteria have been revised to reduce the levels of certain types of originations, including residential hotels near Downtown Los Angeles, special purpose commercial real estate loans and certain geographic concentrations. Revisions to underwriting criteria will occur in response to market conditions.

     Credit Review and Loan Closing Oversight.    The Chief Credit Officer and
the Credit Review Department monitor all loans for exceptions to loan policies by reviewing each loan before approval is received and assigning a loan risk rating to each proposed credit. Credit Review Department staff also monitor the accuracy of loan risk ratings on an ongoing basis by reviewing Highland's management information systems on existing loans.

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

     The Internal Asset Review Committee ("IARC") is responsible for reviewing and approving asset classifications. The IARC meets monthly and reports its findings and recommendations for risk ratings of assets, potential problem assets and changes in ratings of previously classified assets to the Board of Directors on a monthly basis. The IARC consists of the Chief Credit Officer, Chief Executive Officer, Chief Lending Officer, Chief Financial Officer and Senior Vice President for Loan Administration.

     The Chief Credit Officer reviews, on a periodic basis, various segments of the loan portfolio and makes periodic reports to senior management and the Board of Directors to facilitate an objective assessment of the overall asset quality, risks and trends of asset categories. The Chief Credit Officer also meets periodically with the Audit Committee of the Board in order to provide an added degree of independence to his analyses and recommendations.

     Troubled Asset Management.    All classified assets, special mention and
watch-list credits are generally reported to IARC monthly, through Asset Classification Reports ("AC Reports"). The Loan Administration and Internal Asset Review Departments prepare these reports.

     When evaluating the AC Reports, management determines if specific allowances should be set up on impaired loans, depending on the nature of the problem and the underlying collateral. If there is erosion in either the borrower's cash flow or underlying collateral value, prompt action is taken to protect Highland's position. Such actions may include taking additional collateral, obtaining further guaranties, declaring a default and accelerating the loan, and such other legal remedies as may be available to Highland pursuant to the loan documents in order to take control of the collateral. The AC Reports are summarized on the Troubled Asset Report, which is used to monitor the activity of credits both in terms of changing loan balances and forecasting based on risk ratings and dispositions. Furthermore, the Troubled Asset Report and AC Report are provided to the IARC for review and analysis, and ultimately to the Board of Directors in monthly Board packages.

     Concentrations of Credit.    Under federal law, the Bank's ability to make
aggregate loans to one borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 1998 this amount was $7.7 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily marketable collateral (defined to include only certain financial instruments and gold bullion). The Bank, however, generally does not make loans in excess of $4.0 million. The Bank's largest single loan was for approximately $3.4 million at December 31, 1998. The Bank had six loans over $2 million totaling $17.5 million at year end 1998. Also, as of December 31, 1998, the Bank had eight additional lending relationships which exceeded $2.0 million in aggregate indebtedness. These lending relationships are comprised of a number of separate multi-family residential loans to long-time borrowers of the Bank. All such loans were performing and were not classified at December 31, 1998.

Nonperforming Assets
--------------------

     The following table sets forth the amounts of nonaccrual loans, real estate owned ("REO") and troubled debt restructurings ("TDRs") at the dates indicated:


                                                                                 At December 31,
                                           ----------------------------------------------------------------------------------------
                                                1998               1997               1996              1995               1994
                                           --------------     -------------     --------------     -------------     --------------
                                                                             (Dollars in thousands)
Nonaccrual loans:
   Real estate:
      One-to-four family...............           $   526           $ 1,951            $   474           $ 1,506            $ 1,964
       Multi-family....................             1,379             1,584              1,320             2,181              4,826
       Commercial......................               423               913              1,653             1,496              2,248
   Consumer............................                37                37                  8                37                 --
                                           --------------     -------------     --------------     -------------     --------------
        Total..........................             2,365             4,485              3,455             5,220              9,038
REO....................................               630             1,543              1,400             2,966              6,791
                                           --------------     -------------     --------------     -------------     --------------
        Total nonperforming assets.....           $ 2,995           $ 6,028            $ 4,855           $ 8,186            $15,829
                                           ==============     =============     ==============     =============     ==============
TDRs...................................           $ 3,017           $ 4,642            $ 7,428           $ 9,377            $ 8,877
                                           ==============     =============     ==============     =============     ==============
Allowance for loan losses as a percent
   of gross loans receivable (1).......              2.01%             2.02%              2.00%             2.18%              3.10%
Allowance for loan losses as a percent
   of total nonperforming loans........            418.99%           197.28%            222.24%           135.20%             97.72%
Nonperforming loans as a percent of
   gross loans receivable (1)..........              0.48%             1.02%              0.90%             1.61%              3.17%
Nonperforming assets as a percent of
   total assets........................              0.50%             1.10%              0.99%             1.78%              3.41%

______________________
(1) Gross loans receivable includes loans receivable less loan participations, undisbursed loan funds and unamortized premiums and discounts.

     Nonaccrual Loans.    Loans are automatically placed on nonaccrual status
when principal or interest payments are past due greater than 90 days. No loans past due greater than 90 days are still on accrual status. At December 31, 1998, Highland had 15 loans on nonaccrual status consisting of four one-to-four family residential loans, seven multi-family residential loans, two commercial real estate loans and two consumer loans. Interest income foregone by Highland on nonaccrual loans compared to the original terms of such loans during 1998 and 1997 totaled $193,000 and $396,000, respectively.

     Real Estate Owned.    Highland's general policy is to initiate foreclosure
proceedings when loans are more than 30 days past due. Some loans that are more than 30 days past due are never actually foreclosed upon, however, because the borrower brings the account current or enters into a workout plan before a formal notice of default is filed. Assets classified as REO include properties upon which Highland has foreclosed on the borrower's real estate collateral or a deed has been offered in lieu of foreclosure. At December 31, 1998, Highland's REO portfolio totaled $630,000, net of a $114,000 general reserve, and consisted of one SFR property, three multi-family residential properties and one commercial real estate property. No properties are valued at more than $500,000.

     Troubled Debt Restructurings("TDR").    A TDR is a loan on which Highland
has reduced the rate of interest to a below-market rate or has forgiven all or part of the interest income or part of the principal balance of the loan due to the borrower's financial condition, including reduced cash flow, reduced collateral value or other conditions that impair the borrower's ability to repay the loan according to the original terms. Generally, Highland is not creating any new TDR's. At December 31, 1998, Highland had 11 loans classified as TDRs. Interest income foregone by Highland on TDRs compared to the original terms of such loans during 1998 and 1997 totaled $121,000 and $179,000, respectively. Interest rates on TDR's range from 7.00% to 12.75% at December 31, 1998.

     Classified Assets.    The Internal Asset Review and Credit Review
Departments periodically review segments of Highland's loan portfolio and assign to each loan a classification according to Highland's risk rating system. Classified assets, consisting of nonaccrual loans, loans graded as substandard or lower and REO, at December 31, 1998 and December 31, 1997 were $9.5 million and $13.5 million, respectively. At December 31, 1998, classified assets consisted of 49 loans and five REO properties. Five classified loans totaling $2.8 million had net principal balances in excess of $500,000 at December 31, 1998, and no REO properties exceeded $500,000 at such date.

     Delinquent Loans.    The following tables set forth loans delinquent 30-59
days and 60-89 days in the loan portfolio as of the dates indicated:

                                               At December 31, 1998            At December 31, 1997         At December 31, 1996
                                         ------------------------------  ------------------------------  -------------------------
                                           30-59 Days      60-89 Days      30-59 Days      60-89 Days     30-59 Days    60-89 Days
                                           Principal        Principal       Principal       Principal      Principal     Principal
                                            Balance          Balance         Balance         Balance        Balance       Balance
                                            of Loans        of Loans        of Loans        of Loans       of Loans      Of Loans
                                         ---------------  -------------  ----------------  ------------  -------------  ----------
                                                                             (Dollars in thousands)
Real Estate:
    One-to-four family...............          $  597           $ 552           $ 364          $  272         $1,640        $1,779
    Multi-family.....................             584             384             202             704          2,069         1,577
    Commercial.......................             313              --             285           1,321            512           213
Consumer.............................               5              --              --              --             --            --
                                         ---------------  --------------  --------------  --------------   ----------   ----------
    Total............................          $1,499           $ 936           $ 851          $2,297         $4,221        $3,569
                                         ===============  ==============  ==============  ==============   ==========   ==========
Delinquent loans to total loans(1)...            0.30%           0.19%           0.20%           0.54%          1.10%         0.93%

______________________
(1) Total loans includes loans receivable less loan participations and unamortized premiums and discounts.


    Allowance for Loan Losses.    The allowance for loan losses is established
through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against income and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

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

    The following table sets forth information regarding Highland's allowance for loan losses at the dates and for the periods indicated:

                                                                At or For the Years Ended
                                         -----------------------------------------------------------------
                                            1998          1997          1996          1995          1994
                                         ---------     ---------     ---------     ---------     ---------
                                                                (Dollars in thousands)
Balance at beginning of period...           $8,848        $7,676        $7,056        $8,832       $ 5,142
Provision for loan losses........            3,315         5,164         3,930         5,221        13,536
Chargeoffs:
    Real estate loans:
       One-to-four family........               91           432           590         1,196           867
       Multi-family..............            1,144         2,650         1,925         4,936         7,278
       Commercial................              968           895           785         1,616         1,229
       Construction and land.....               47            13            21           164           472
    Consumer.....................                4             2             2            --            --
                                         ---------     ---------     ---------     ---------     ---------
       Total.....................            2,254         3,992         3,323         7,912         9,846
Recoveries.......................               --            --            13           915            --
                                         ---------     ---------     ---------     ---------     ---------
Balance at end of period.........           $9,909        $8,848        $7,676        $7,056       $ 8,832
                                         =========     =========     =========     =========     =========

    Highland made provisions for loan losses during 1994 at historically high levels and loan chargeoffs during that year exceeded the allowance at the beginning of the year, primarily due to the worsening of economic conditions in Highland's market areas and declines in real estate values during these years. As the level of nonaccrual loans and foreclosed loans began decreasing in 1995 and 1996, Highland's provision for loan losses also decreased during these years. Highland's increased provision for 1997 compared with 1996 reflects slight increases in the levels of loan chargeoffs and nonaccrual loans during 1997. Highland's provision for losses for 1998 was reduced in line with improving asset quality. Nonaccrual loans increased from $3.5 million at the beginning of 1997 to $4.5 million at the beginning of 1998, then decreased to $2.4 million at December 31, 1998. Classified assets declined to $9.5 million at December 31, 1998 from $13.5 million at December 31, 1997, while the allowance for loan losses as a percentage of total nonperforming loans increased from 197.28% at December 31, 1997 to 418.99% at December 31, 1998.

    Highland's allowance for loan losses was $9.9 million at December 31, 1998. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. While management believes that these estimates and assumptions are reasonable, there can be no assurances that they will not prove incorrect in the future. The actual amount of future provisions that may be required cannot be determined as of the date hereof, and such provisions may exceed the amounts of past provisions.

    The following tables set forth Highland's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:


                                                                       At December 31,
                            ------------------------------------------------------------------------------------------------------
                                       1998                                1997                              1996
                            --------------------------------  ---------------------------------  ---------------------------------
                                                  Percent of                        Percent of                          Percent of
                                     Percent of    Loans in             Percent of   Loans in               Percent of  Loans in
                                    Allowance to     Each               Allowance      Each                 Allowance     Each
                                       Total     Category to            to Total   Category to              to Total   Category to
                            Amount   Allowance   Total Loans   Amount   Allowance  Total Loans     Amount   Allowance  Total Loans
                           -------   ---------   -----------  -------   ---------  -----------    -------  ----------  -----------
                                                                  (Dollars in thousands)
Real estate:
   One-to-four family.....  $  607      6.13%        9.37%     $  905      10.23%       14.52%     $  958      12.48%     21.42%
   Multi-family...........   5,531     55.81        48.98       5,337      60.32        48.23       4,686      61.05      47.00
   Commercial.............   3,446     34.78        39.08       2,312      26.13        34.79       1,898      24.73      30.23
   Construction and land..     238      2.40         2.44         183       2.07         2.35         134       1.74       1.03
Consumer..................      87      0.88         0.13         111       1.25         0.11          --         --       0.32
                            ------    ------       ------      ------     ------       ------      ------     ------     ------
      Total...............  $9,909    100.00%      100.00%     $8,848     100.00%      100.00%     $7,676     100.00%    100.00%
                            ======    ======       ======      ======     ======       ======      ======     ======     ======

                                                                       At December 31,
                            ---------------------------------------------------------------------------------------------------
                                                   1995                                               1994
                            ------------------------------------------------   ------------------------------------------------
                                               Percent of       Percent of                        Percent of        Percent of
                                              Allowance to     Loans in Each                       Allowance      Loans in Each
                                                  Total         Category to                        to Total        Category to
                                 Amount        Allowance        Total Loans       Amount           Allowance       Total Loans
                             ------------    ------------     --------------   -------------     ------------     -------------
                                                                  (Dollars in thousands)
Real estate:
   One- to four-family...          $1,411           20.00%            30.82%          $1,637            18.53%            33.98%
   Multi-family..........           3,443           48.80             39.27            5,306            60.08             32.64
   Commercial............           2,093           29.66             27.30            1,793            20.30             32.29
   Construction and land.              92            1.30              2.33               84             0.95              0.81
Consumer.................              17            0.24              0.28               12             0.14              0.28
                             ------------    ------------     -------------    -------------     ------------     -------------
      Total..............          $7,056          100.00%           100.00%          $8,832           100.00%           100.00%
                             ============    ============     =============    =============     ============     =============

Investment Activities
---------------------

     Federally chartered savings institutions such as the Bank are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investment as liquid assets under the regulations of the Office of Thrift Supervision ("OTS"). See "Item 1. Supervision and Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of Highland, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement Highland's lending activities. Specifically, Highland's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. Highland's policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. Highland's policies provide that all investment purchases between $3.0 million and $10.0 million must be approved by two officers of the

Investment Committee (either the President, Chief Financial Officer or Treasurer) while all investment purchases exceeding $10.0 million require the approval of two officers of the Investment Committee and two outside directors of the Asset/Liability Committee and must be ratified by the Board of Directors.

     At December 31, 1998, Highland held $4.0 million in U.S. Treasury and agency securities. Highland's mortgage-backed securities ("MBS") portfolio consists of seasoned fixed-rate and balloon MBSs, longer-term fixed-rate securities and adjustable-rate securities. At December 31, 1998, substantially all of Highland's MBSs were insured or guaranteed by either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association, including a cost basis of $49.4 million in MBSs available-for-sale. Investments in MBSs involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following tables set forth the carrying values and estimated fair values of Highland's investment portfolio at the dates indicated:


                                                  At December 31, 1998        At December 31, 1997     At December 31, 1996
                                                ------------------------   -------------------------  -------------------------
                                                  Amortized   Estimated      Amortized    Estimated      Amortized   Estimated
                                                    cost      fair value       cost       fair value       cost      fair value
                                                -----------  -----------   -------------  ----------  ------------- -----------
                                                                            (Dollars in thousands)
Securities available-for-sale:
   U.S. Treasury and agency securities.....         $ 3,996      $ 3,999         $15,481     $15,459       $ 2,982      $ 2,968
   Mortgage-backed securities..............          49,401       49,375          34,400      34,176        34,431       34,070
                                                -----------  -----------   -------------  ----------  ------------  -----------
          Total debt securities............         $53,397      $53,374         $49,881     $49,635       $37,413      $37,038
                                                -----------  -----------   -------------  ----------  ------------  -----------

                                                  At December 31, 1998        At December 31, 1997      At December 31, 1996
                                                ------------------------   -------------------------  -------------------------
                                                 Amortized    Estimated       Amortized   Estimated     Amortized    Estimated
                                                   cost      fair value          cost     fair value      cost       Fair value
                                                -----------  -----------   -------------  ----------  ----------    -----------
                                                                            (Dollars in thousands)
Securities held-to-maturity:
   Mortgage-backed securities..............         $11,926      $11,877         $15,419     $15,263       $17,969      $17,493
                                                ===========  ===========   =============  ==========  ============  ===========

     The contractual maturities of debt securities held-to-maturity and available-for-sale at December 31, 1998 were as follows:

                                                 Held-to-maturity                      Available-for-sale
                                        ----------------------------------        --------------------------------
                                          Amortized            Estimated           Amortized           Estimated
                                             cost             fair value              cost            fair value
                                        ---------------     --------------        --------------     -------------
                                                                (Dollars in thousands)
Due from one year to five years......           $    --            $    --               $14,314           $14,313
Due from five to ten years...........            11,926             11,877                     8                 8
Due after ten years..................                --                 --                39,075            39,053
                                        ---------------      -------------        --------------      ------------
    Total............................           $11,926            $11,877               $53,397           $53,374
                                        ===============      =============        ==============      ============

SOURCES OF FUNDS

General
-------

     Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and FHLB advances are the primary sources of Highland's funds for use in lending, investing and for other general purposes.

Deposits
--------

     Highland offers a variety of deposit accounts with a range of interest rates and terms. Highland's deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. At December 31, 1998, certificates of deposit constituted 76.5% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Highland's deposits are obtained predominantly from the areas in which the Bank's branch offices are located. Highland relies primarily on deposit pricing and convenience to attract and retain these deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect Highland's ability to grow and retain deposits. See Note 6 of the Notes to Consolidated Financial Statements for a breakdown of the type of deposits accounts offered by Highland. Highland does not currently accept brokered deposits.

     The following table represents the deposit activity of Highland for the periods indicated:



                                                                                For the Years Ended December 31,
                                                                         1998                 1997                   1996
                                                                -----------------    -----------------     ------------------
                                                                                   (Dollars in thousands)
Deposits sold......................................                       $    --            $(101,843)             $     --
Net deposits (withdrawals).........................                         5,532               62,351                (11,846)
Interest credited on deposit accounts..............                        18,837               18,249                 18,068
                                                                -----------------    -----------------     ------------------
Total increase (decrease) in deposit accounts......                       $24,369            $ (21,243)              $  6,222
                                                                =================    =================     ==================

     At December 31, 1998, Highland had $83.5 million in non-brokered certificate accounts in amounts of $100,000 or more, consisting of 662 accounts, maturing as follows:

                                                                               Weighted
                      Maturity Period                       Amount           Average Rate
               ------------------------------          ----------------    ----------------
                                                               (Dollars in thousands)
               Three months or less..................        $17,431                5.69%

               Over three through six months.........         29,854                5.38
               Over six through 12 months............         28,239                5.35
               Over 12 months........................          7,944                5.62
                                                          ----------
                     Total...........................        $83,468                5.46%
                                                          ==========

     The following table sets forth the distribution of Highland's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

                                                               For the Years Ended December 31,
                         ---------------------------------------------------------------------------------------------------------
                                         1998                                1997                            1996
                         ------------------------------------  --------------------------------  ---------------------------------
                                         Percent of                        Percent of                         Percent of
                                           Total     Weighted                Total     Weighted                 Total    Weighted
                            Average        Average    Average    Average    Average     Average    Average     Average    Average
                           Balance(1)     Deposits     Rate     Balance(1)  Deposits     Rate      Balance(1)  Deposits    Rate
                         -------------  ----------- ---------  ----------- ----------  ---------  ---------  ----------  ---------
                                                                       (Dollars in thousands)
Money market savings
 accounts................   $ 34,683        9.07%     3.79%    $ 24,135       6.55%       3.62%   $ 23,281      6.21%     2.92%
Passbook accounts........     21,327        5.58      2.30       24,639       6.68        2.42      32,222      8.59      2.65
NOW accounts.............     18,613        4.87      1.72       19,522       5.30        1.71      24,453      6.52      1.42
Noninterest-bearing
 accounts................      9,789        2.56        --        9,107       2.47          --       9,143      2.43        --
                            --------     -------               --------     ------                 -------     -----
    Total................     84,412       22.08      2.59       77,403      21.00        2.33      89,099     23.75      2.16

Certificate accounts:
    Less than six months.      6,290        1.64      4.45        1,708       0.46        4.62       6,907      1.84      3.49
    Over six through 12
     months..............    172,522       45.10      6.03      108,936      29.56        6.61      83,074     22.15      5.00
    Over 12 through 24
     months..............     65,315       17.07      4.56      110,581      30.00        4.97     100,613     26.82      6.19
    Over 24 months.......     20,195        5.28      6.09       27,674       7.51        6.28      28,138      7.50      6.30
    IRA/KEOGH............     33,785        8.83      5.61       42,277      11.47        5.48      67,305     17.94      5.66
                            --------     -------               --------     ------                 -------     -----
      Total Certificate
      accounts...........    298,107       77.92      5.41      291,176      79.00        5.67     286,037     76.25      5.66
                            --------     -------               --------     ------                --------    ------
      Total average         $382,519      100.00%     4.94%    $368,579     100.00%       4.97%   $375,136    100.00%     4.82%
      deposits...........   ========     =======               ========    =======                ========    ======

(1)  Average balances are based on average month-end balances during the period.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998:

                                       Period to Maturity from December 31, 1998                   At December 31,
                            ----------------------------------------------------------- ----------------------------------
                              Less than     One to       Two to   Three to
                              One Year       two         Three      Four      Four to
                                            Years        Years     Years     Five Years     1998      1997        1996
                            ------------ ----------- ----------- ----------- ---------- ---------- ---------- ------------
                                                                (Dollars in thousands)
Certificate accounts:
0 to 3.99%.............         $  7,022     $    --      $   --      $   --     $   --   $  7,022   $     --     $     10
4.00 to 5.99%..........          236,620      20,647       4,194         258      1,037    262,756    246,590      246,933
6.00 to 8.00%..........           18,413       5,390         881       2,250        108     27,042     47,435       53,598
                            ------------ ----------- ----------- ----------- ---------- ---------- ---------- ------------
        Total..........         $262,055     $26,037      $5,075      $2,508     $1,145   $296,820   $294,025     $300,541
                            ============ =========== =========== =========== ========== ========== ========== ============


Borrowings
----------

     From time to time, Highland obtains advances from the FHLB as an alternative to deposit funds and may make greater use of such funds in the future as part of its operating strategy. These advances are collateralized primarily by certain of Highland's mortgage loans and MBSs and secondarily by Highland's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that FHLB will advance to member institutions, including Highland, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1998, the maximum amount available to the Bank was $211.3 million, of which $60.4 million was unused. During 1998, Highland increased its net borrowings by $15.9 million. At December 31, 1998, Highland had $150.9 million in outstanding advances from the FHLB and total other borrowings of $10 million. These borrowings mature between 1999 and 2008, however, $35 million of five year FHLB advances are callable quarterly beginning in 1999 and $50 million of ten year FHLB advances are callable quarterly beginning in 2003. The interest rates payable by Highland on its FHLB and other borrowings at December 31, 1998 range from 4.77% to 6.12%.

     The following table sets forth certain information regarding Highland's borrowed funds at the dates and for the periods indicated:

                                                                   At or For the Years Ended December 3l,
                                                          ------------------------------------------------------------
                                                               1998                 1997                    1996
                                                          ---------------     -----------------      -----------------
                                                                             (Dollars in thousands)
FHLB advances:
Average balance outstanding.........................         $131,081              $ 95,979                $39,563
Maximum amount outstanding at any month-end
     during the period..............................         $150,900              $135,000                $62,500
Balance outstanding at end of period................         $150,900              $135,000                $62,500
Weighted average interest rate during the period....             5.90%                 6.17%                  5.96%
Weighted average interest rate at end of period.....             5.52%                 6.07%                  6.19%

Other borrowings:
Average balance outstanding.........................         $  6,000              $     --                $    --


Maximum amount outstanding at any month-end
     during the period..............................         $ 10,000       $  --      $  --
Balance outstanding at end of period................         $ 10,000       $  --      $  --

Weighted average interest rate during the period....             5.52%         --         --
Weighted average interest rate at end of period.....             5.52%         --         --

SUPERVISION AND REGULATION

General
-------
          Financial institution holding companies and insured depository institutions are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations, which relate to the operation of Highland and its subsidiaries. The following description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

          Highland Bancorp, Inc., as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of the Bank are governed by the HOLA and the Federal Deposit Insurance Act ("FDIA").

          The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the Bank must obtain various regulatory approvals prior to conducting certain types of business or entering into selected transactions; e.g. acquisitions of other financial institutions. The OTS and / or the FDIC conduct periodic examinations of the Bank's safety and soundness, its operations (including technology utilization), and its compliance with applicable laws and regulations, including the Community Reinvestment Act ("CRA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Bank Secrecy Act ("BSA"). These examinations are primarily conducted for the protection of the SAIF, and are not intended to provide any assurance to investors in Highland's common stock.

          The regulatory structure provides the supervisory authorities with extensive discretion across a wide range of Highland's operations, including but not limited to:

          .  Loss allowance adequacy
          .  Capital requirements
          .  Credit classification
          .  Limitation or prohibition of dividends
          . Assessment levels for deposit insurance and examination costs . Permissible branching

          Any change in regulatory requirements or policies, whether by the OTS, the FDIC, the FRB, or Congress, could have a material adverse impact on Highland.

Holding Company Regulation
--------------------------

          Highland is a non-diversified unitary savings & loan holding company within the meaning of the HOLA. As such, Highland will generally not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). However, a number of potential laws are being debated in Congress which could significantly alter the business and regulatory environment in which Highland and its subsidiaries may operate (See "Item 1. Supervision and Regulation-Financial Industry Reform Legislation").

          Upon any nonsupervisory acquisition by Highland of another savings institution or savings bank which meets the QTL test and is deemed to be a savings institution by the OTS, Highland could then become a multiple savings & loan holding company (if the acquired institution is maintained as a separate subsidiary), and would then be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings & loan holding company and its nonFDIC insured subsidiaries primarily to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHCA") and certain other activities authorized by OTS regulations.

       The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:

       1) acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS;

       2) acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA;

       3) acquiring or retaining control of a depository institution that is not insured by the FDIC.

       In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community, and competitive factors.

       The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

       (A) the approval of interstate supervisory acquisitions by savings and loan holding companies and

       (B) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings & loan holding company acquisitions.

       Although savings & loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to Highland. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS in its examination of the safety and soundness of the insured depository institution. The OTS also has authority to order cessation of activities or divestiture of holding company subsidiaries deemed to pose a threat to the safety and soundness of the insured depository institution.

Year 2000 Compliance
--------------------

       In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 Issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

Capital Requirements and Capital Categories.
--------------------------------------------

     FIRREA Capital Requirements. OTS capital regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require savings institutions to meet three minimum capital standards (as defined by applicable regulations):

     .  a 1.5% tangible capital ratio
     .  a 3.0% leverage (core) capital ratio
     .  an 8.0% risk-based capital ratio

     The capital standards applicable to savings institutions must be no less stringent than those for national banks. In addition, the prompt corrective action ("PCA") standards discussed below also establish, in effect, the following minimum standards:

     .  a 2.0% tangible capital ratio
     . a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest regulatory rating under the CAMELS rating system)
     .  a 4.0% Tier One risk based capital ratio

     The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish specific minimum capital requirements for a single institution which are higher than the general industry minimum requirements presented above. The OTS can take this action upon a determination that a higher minimum capital requirement is appropriate in light of an institution's particular circumstances.

     Tangible capital is composed of:

     .  common stockholders' equity (including retained earnings)
     . certain noncumulative perpetual preferred stock and related earnings . minority interests in equity accounts of consolidated subsidiaries

     Less:

     .  intangible assets other than certain asset servicing rights
     . investments in and loans to subsidiaries engaged in activities as principal, not permissible for a national bank
     . deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

     Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 1998 and 1997, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

     The risk based capital standard for savings institutions requires the maintenance of Tier One capital (core capital) and total capital (defined as core capital plus supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of an institution's risk weighted assets, all assets, including certain off balance sheet positions, are multiplied by a risk weight of 0.0% to 100.0%, as assigned by OTS regulations based upon the amount of risk perceived as inherent in each type of asset. The components of supplementary capital include:

     .  cumulative preferred stock
     .  long term perpetual preferred stock
     .  mandatory convertible securities
     .  certain subordinated debt

     .  intermediate preferred stock
     . the general allowance for loan and lease losses, subject to a limit of 1.25% of risk weighted assets

     Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

     As disclosed in Note 17 to Highland's audited Consolidated Financial Statements, at December 31, 1998, the Bank exceeded all minimum regulatory capital requirements.

     FDICIA PCA Regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") dictated that the OTS implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower institution's capital. The OTS has established specific capital ratios under the PCA Regulations for five separate capital categories:

     .  well capitalized
     .  adequately capitalized
     .  under capitalized
     .  significantly under capitalized
     .  critically undercapitalized

     Under the OTS regulations implementing FDICIA, an insured depository institution will be classified in the following categories based, in part, on the following capital measures:

     Well Capitalized
     ----------------
     Total risk based capital ratio of at least 10.0%
     Tier One risk based capital ratio of at least 6.0%
     Leverage ratio of at least 5.0%

     Adequately Capitalized
     ----------------------
     Total risk based capital ratio of at least 8.0%
     Tier One risk based capital ratio of at least 4.0%
     Leverage ratio of at least 4.0%

     Under Capitalized
     -----------------
     Total risk based capital ratio of less than 8.0%
     Tier One risk based capital ratio of less than 4.0%
     Leverage ratio of less than 4.0%

     Significantly Under Capitalized
     -------------------------------
     Total risk based capital ratio of less than 6.0%
     Tier One risk based capital ratio of less than 3.0%
     Leverage ratio of less than 3.0%

     Critically Under Capitalized
     ----------------------------
     Tangible capital of less than 2.0%

     An institution that, based upon its capital levels, is classified on one of the top three categories may be regulated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and an opportunity for hearing, determines that the operation or status of the institution warrants such treatment. There are numerous mandatory supervisory restrictions on the activities of under capitalized institutions. An institution that is under capitalized must submit a capital restoration plan to the OTS that the OTS may approve only if it determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the institution's performance under the capital restoration plan must be guaranteed by every company that controls the institution. Under capitalized institutions may not acquire an interest in any company, open a new branch office, or engage in a new line of business without

OTS or FDIC approval. An under capitalized institution is also limited in its ability to increase average assets, accept brokered deposits, pay management fees, set deposit rates, and make capital distributions. Additional restrictions apply to significantly and critically under capitalized institutions. In addition, the OTS maintains extensive discretionary sanctions which may be applied to under capitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

As disclosed Note 17 to the Highland's Consolidated Financial Statements, at December 31, 1998, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.

Safety and Soundness Standards
------------------------------

     In addition to the PCA provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial controls. The OTS has established minimum standards in this regard related to:

     . internal controls, information systems, and internal audit systems . loan documentation
     .  credit underwriting
     .  asset growth
     .  income
     .  compensation, fees and benefits

     If the OTS determines that an institution fails to meet any of these minimum standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may implement a series of supervisory sanctions.

Effective October 1, 1996, the federal banking agencies (including the OTS) promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should:

 1)  conduct periodic asset quality reviews to identify problem assets
 2) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses
 3)  compare problem asset totals to capital
 4)  take appropriate corrective action to resolve problem assets
 5)  consider the size and potential risks of material asset concentrations
 6) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk

     These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

Potential Enforcement Actions
-----------------------------

     The OTS has primary enforcement responsibility over savings institutions and maintains the authority to bring actions against the institution and all institution affiliated parties, as defined under the applicable regulations, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal or prohibition orders against institution affiliated parties, and the imposition of restrictions under the PCA provisions of FDICIA. Federal law also establishes criminal penalties for certain violations. Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither Highland, the Bank, or any subsidiaries thereof are currently subject to any enforcement actions.

Premiums for Deposit Insurance
------------------------------

     Legislation was enacted on September 30, 1996 to address the disparity in bank and thrift deposit insurance premiums. This legislation imposed a requirement on all SAIF members, including the Bank, to fully recapitalize the SAIF by paying a one time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. This one time special assessment resulted in the Bank recording an additional $2.5 million in FDIC insurance expense during its quarter ended September 30, 1996.

     The FDIC currently assesses its premiums based upon the insured institution's position on two factors:

     1)  The institution's capital category under PCA regulations
     2) The institution's supervisory category as determined by the FDIC based upon supervisory information provided by the institution's primary federal regulator and other information deemed pertinent by the FDIC.

     The supervisory categories are:

     Group A:  financially sound with only a few minor weaknesses
     Group B: demonstrates weaknesses that could result in significant deterioration
     Group C:  poses a substantial probability of loss

Annual SAIF assessment rates as of January 1, 1999 were as follows:

                               Assessment Rates Effective January 1, 1999 *
                               --------------------------------------------

                                Group A          Group B          Group C
                                -------          -------          -------
     Well Capitalized              0                 3               17
     Adequately Capitalized        3                10               24
     Under Capitalized            10                24               27

     *Assessment figures are expressed in terms of cents per $100 of assessed deposits.

     During the quarter ended December 31, 1998, the Bank was not assessed any SAIF insurance premiums under the above schedule.

     In addition to the deposit insurance premiums presented in the above table, SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan problems of the late 1980's. At January 1, 1999, the Bank's premium rate for the FICO related payments was 6.1 basis points of assessable deposits per annum.

     The Budget Act passed by Congress prohibits the FDIC from setting premiums under the above risk based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%). The latest statistics released by the FDIC indicate that both the SAIF and the Bank Insurance Fund ("BIF") maintain reserve ratios in excess of the designated ratio. Legislation is being evaluated by Congress which might, among other events, merge the SAIF and BIF, and thereby present a potential impact upon the Bank's deposit insurance premiums. Highland cannot predict what legislation will be approved, if any, and what the impact of such legislation might be upon Highland.

Branching
---------

       OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversity their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. At this time, Highland's management has no plans to establish physical branches outside of California, although the Bank does serve customers domiciled outside of California via alternative delivery channels such as telephone, mail, and ATM networks.

Transactions With Related Parties
---------------------------------

       The Bank's authority to engage in transactions with related parties or "affiliates" (e.g. any company that controls or is under common control with an institution, including Highland and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

       The Bank's authority to extend credit to executive officers, directors, and 10% shareholders, as well as entities such persons control, is governed by
Section 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the types and amounts of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed.

Community Reinvestment Act
--------------------------

       The Community Reinvestment Act ("CRA") requires each savings institution, as well as certain other lenders, to identify and delineate the communities served through and by the institution's offices and to affirmatively meet the credit needs of its delineated communities and to market the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its communities and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. Performance is assessed on the basis of an institution's actual lending, service, and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach, or complies with other procedural requirements. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs improvement" or "substantial noncompliance." Based on its most recent examination, the Bank received a "satisfactory" rating.

Qualified Thrift Lender Test
----------------------------

       The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings institution's "portfolio assets", as defined, must be invested in a limited list of qualified thrift investments, including residential mortgages and qualifying mortgage backed securities. Portfolio assets for the

QTL test consist of tangible assets minus (i) assets utilized to satisfy liquidity requirements (subject to certain limitations), and (ii) the value of property used by the institution to conduct its business.

       In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL test requirements to allow educational loans, small business loans, and credit card loans to count as qualified thrift assets without limit. The EGRPRA also amended the QTL requirements to allow loans for personal, family, or household purposes to count as qualified thrift assets in the reporting category limited to 20.0% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts such as the Bank may choose to comply with the Internal Revenue Service's domestic building and loan tax code test. A savings institution which fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 68.6% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

Limitation on Capital Distributions
-----------------------------------

       OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in certain circumstances may be required to file an application and await approval from the OTS prior to making a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all of capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or (4) the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

A notice of a capital distribution is required if a savings association is not required to file an application, but: (1) would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;
(2) the proposed capital distribution would reduce the amount of or retire any part of the Association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital (other than regular payments required under a debt instrument approved by the OTS); or (3) the savings association is a subsidiary of a savings and loan holding company.

If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Liquidity
---------

       Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain mortgage loans with the security of a first lien on residential property, and specified United States Government, state, or federal agency obligations) equal to at least 4% of either (i) the average daily balance of its net withdrawable accounts plus short-term borrowings (the "liquidity base") during the preceding calendar quarter or (ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity.

For the calculation period including December 31, 1998, the liquidity ration of the Bank exceeded regulatory requirements.

Restrictions On Investments And Loans
-------------------------------------

       In addition to those restrictions presented above in reference to the Liquidity and QTL Test requirements of federal savings institutions, OTS regulations do not permit the Bank to invest directly in equity securities, non investment grade debt securities, or real estate (other than real estate used for the institution's offices and facilities). Indirect equity investment in real estate through a subsidiary is permissible, but is subject to certain limitations and deductions from regulatory capital. Highland's management intends to refrain from real estate investment in development activity for the foreseeable future.

       Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1998, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) other than for loans secured by readily marketable collateral under the current loans to one borrower limit was $7.7 million.

       The OTS and other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, and approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans equal to or exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

       Aggregate loans secured by non-residential real property are generally limited to 400% of an institution's total capital, as defined. Because of its high portfolio concentration in commercial real estate loans at December 31, 1998, the Bank had $23.5 million of additional non-residential lending capacity under the 400% of capital test.

Classification of Assets
------------------------

       Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses, and to report the results of such classifications quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances, and to establish liabilities for off balance sheet items, such as letters of credit, when a loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether additional assets must be classified, or whether the institution's allowances must be increased. Such instruction by the OTS to increase valuation allowances could have a material impact upon both the Bank's reported income and financial condition.

       Assets are classified into one of five categories:

       1)  Pass.  These assets present no apparent weakness of deficiency.

     2) Special Mention. These assets present weaknesses or deficiencies deserving continued monitoring and heightened management attention.

     3) Substandard. These assets, or portions thereof, possess well-defined weaknesses which could jeopardize the timely liquidation of the asset or the realization of the collateral at values at least equal to Highland's investment in the asset. These assets are therefore characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. Highland classifies all real estate acquired through foreclosure as substandard.

     4) Doubtful. These assets, or portions thereof, present probable loss of principal, but the amount of loss, if any, is subject to the outcome of future events which are not fully determinable at the time of classification.

     5) Loss. These assets, or portions thereof, present quantified losses to the institution. The institution must either establish a specific reserve for the amount of loss or charge off a like amount of the asset.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which among other things, establishes certain benchmark ratios of loan loss reserves to criticized and classified assets (defined at those categorized as other than "Pass"). Highland's internal credit policy is to comply with this policy statement and to maintain adequate reserves for estimable losses. However, the determination of estimable losses is by nature an uncertain practice, and hence no assurance can be given that Highland's losses will prove adequate to cover future losses.

Federal Home Loan Bank System
-----------------------------

     The Federal Home Loan Banks ("FHLB's") provide a comprehensive credit facility to member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in that FHLB in an amount at least equal to the greater of:

     1) 1.0% of the aggregate principal amount of outstanding residential loans, as defined, at the beginning of each calendar year

     2)  5.0% of its advances from the FHLB

     3)  0.3% of total assets

     The Bank was in compliance with this requirement, with a $7.5 million investment in FHLB-San Francisco capital stock at December 31, 1998. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and investment securities. It is the policy of the Bank's management to maintain an excess of collateral at the FHLB-San Francisco at all times to serve as a ready source of additional liquidity.

     The FHLB's are required to provide funds to contribute toward the payment of certain bonds issued in the past to fund the resolution of insolvent thrifts. In addition, the FHLB's are required by statute to contribute funds toward affordable housing programs. These requirements could reduce the amount of dividends the FHLB's pay on their capital stock and could also negatively impact the pricing offered for on and off balance sheet credit products - events which could unfavorably impact the profitability of Highland.

     Legislation is currently being considered which among other things, could alter the requirements for FHLB membership, the financial burdens placed on the FHLB's associated with outstanding bonds, and the scope of allowable investments for FHLB's. Highland's management is unable to predict what, if any, legislation might eventually be passed and the potential impact of such legislation upon Highland.

Federal Reserve System.
-----------------------

     The FRB requires savings institutions to maintain, on a recurring cycle basis, non interest bearing reserves against certain deposit accounts (primarily deposit accounts that may be accessed by writing unlimited checks). The amount of required reserves are calculated according to a formula updated periodically by the FRB, while such requirement must be met on an average balance basis during each two-week measurement cycle. The Bank was in compliance with these reserve requirements for the cycle which included December 31, 1998. The balances maintained to meet the FRB reserve requirements may be used to satisfy the liquidity requirements imposed by the OTS.

     Legislation is currently being debated which could permit the payment of interest on reserve balances maintained at the FRB. Another component of this legislation is the potential elimination of restrictions governing the payment of interest on certain types of checking accounts (primarily corporate accounts). Highland's management is unable to predict what, if any, legislation might eventually be passed and the potential impact of such legislation upon Highland.

     The Bank is subject to many regulations promulgated by the FRB, including, but not limited to:

     . Regulation B:  Equal Credit Opportunity Act
     . Regulation D:  Reserve Requirements
     . Regulation E:  Electronic Funds Transfer
     . Regulation F: Limitations On Correspondent Institution Credit Exposure . Regulation Z: Truth In Lending Act
     . Regulation CC: Expedited Funds Availability Act
     . Regulation DD: Truth In Savings Act

Federal Securities Laws
-----------------------

     Highland's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Highland is subject to periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules, and other requirements under the Exchange Act. In addition, certain activities of Highland, its executive officers, and directors are covered under the Securities Act of 1933, as amended (the "Securities Act").

Non Banking regulation
----------------------

     Under various federal, state, and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under, or in such property. In addition, any person or entity which arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities associated with its borrowers' properties, if, among other things, it either forecloses or participates in the management of its borrowers' operations, hazardous substance handling, or disposal activity.

     Although the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and certain state counterparts provide exemptions for secured lenders such as the Bank, the scope of such exemptions is limited. In addition, CERCLA and certain state counterparts impose a statutory lien, which may be prior to the Bank's interest securing a loan, for certain costs incurred in connection with removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

     The Bank incorporates environmental review into its loan approval process, at times requiring a Phase I environmental audit (which generally involves a physical inspection without sampling) or a Phase II environmental audit (which generally involves sampling), with such audits performed by independent environmental engineers or consultants. Despite these efforts, there can be no assurances that the Bank will be successful in identifying all potential environmental liabilities that may exist with respect to real estate securing its loans or real estate acquired by the Bank through foreclosure. In addition, the Bank may be impacted by environmental liabilities created in the future through borrower activities on properties securing real estate loans.

       The Bank is aware of certain properties underlying its loans which may present the potential requirement for environmental remediation, including that stemming from underground storage tanks, asbestos, and lead paint. Although the Bank is not aware of any environmental liability relating to these properties which would have a material adverse effect on its business or results of operations, there can be no assurance that the costs of any required removal or remediation would not be material to the value of the subject properties, impact the Bank's willingness to foreclose on such properties, or adversely affect the Bank's ability to sell such properties following potential future foreclosure.

       Highland is also impacted by bankruptcy laws, which have been a recent topic of federal legislative discussion.

Taxation.
---------

       General - Under a tax sharing agreement, Highland files consolidated federal and California tax returns for itself and its subsidiary on a fiscal year basis under the accrual method of accounting. In general, Highland is subject to taxation in a manner similar to other like financial institutions. Highland is subject to a 34.0% federal income tax rate on taxable income up to $10 million, and a 35.0% rate applied against taxable income in excess of that threshold. For California franchise tax purposes, savings and loans are taxed as "financial corporations" at a rate of 10.84%, versus an 8.84% general corporate rate, because of exemptions from certain state and local taxes. Highland is also subject to the corporate Alternative Minimum Tax ("AMT"). Highland also pays certain fees, not classified as taxes for financial reporting purposes, paid to the State of Delaware as a Delaware holding company not earning income in that state.

       Tax Bad Debt Reserves - Effective for taxable years beginning after 1995, legislation enacted in 1996 repealed, for federal purposes, the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" (as defined) may continue to use the experience method, Highland Federal, deemed a "large bank" (as defined), is required to use the specific charge-off method. In addition, the legislation enacted in 1996 contains certain income recapture provisions which are discussed below.

       The Bank's base-year reserve balance of $4.2 million, for which income taxes were not provided due to tax legislation in effect during prior periods, may have to be recaptured into taxable income if:

         The Bank ceases to be a "bank" or "thrift" under applicable Internal Revenue Service ("IRS") definitions (which include restrictions on asset mix), or upon the occurrence of certain events, such as distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, redemption of shares, or upon a partial or complete liquidation.

       If such reserves are recaptured into taxable income, taxes will have to be provided. Under California regulations, bad debt deductions are available in computing franchise taxes using a three or six year average loss experience method.

       Net Operating Losses - Federal law limits the carryback period for net operating losses ("NOL") to two years, with a carryforward period of 20 years. California does not permit net operating loss carrybacks to prior tax years, but does permit such losses to be carried forward, generally for five tax years and only for 50.0% of the net operating losses. Highland anticipates utilizing all of its NOL carryforwards in conjunction with the filing of its federal and state tax returns for fiscal 1998.

       Accounting and Regulation - Federally supervised banks and savings associations are required to report deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. A reconciliation of Highland's deferred tax assets and liabilities is included in
Note 9 to its audited Consolidated Financial Statements.

       Current federal banking rules limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be recognized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

       1) The amount that can be realized within one year of the quarter end report date, based upon projected taxable income for that year

       2) 10.0% of Tier One regulatory capital, as defined by applicable regulations

The amount of any deferred tax assets in excess of this limit would be excluded from both Tier One regulatory capital and total regulatory assets under regulatory capital calculations.

       Recent Tax Legislation and Rulings - The Tax Court recently determined that certain direct loan origination expenses were capital in nature, and therefore should be deducted over the life of the related asset rather than at the time incurred as ordinary and necessary expenses under Section 162 of the Internal Revenue Code. If this Tax Court decision is not overturned on appeal or via Congressional legislation, Highland will experience additional economic cost, as expenses paid for in cash on a current basis would be deducted only over a number of years, potentially up to 40 years, depending upon the terms of the associated loan.

Financial Industry Reform Legislation
-------------------------------------

       Over the past year, Congress has been debating potentially significant financial industry reform legislation. The scope of changes which could potentially be incorporated into such legislation include the elimination or relaxation of laws separating commercial banking from commerce, the elimination of the federal thrift charter, a merger of the Bank Insurance Fund ("BIF") and SAIF funds of the FDIC, the merger of the OTS into the Office of The Comptroller Of the Currency ("OCC"), the termination of restrictions upon the payment of interest on certain types of checking accounts, authorizations for the Federal Reserve Bank to pay interest on bank reserve balances, and modifications to laws governing the sale of various insurance and investment products by banks. Other key federal legislation which has been recently debated includes bankruptcy reform, changes in ceilings applicable to certain government sponsored loan programs, the implementation of limitations on ATM fees, and new laws governing the cancellation of mortgage insurance. At this time, Highland's management cannot predict what final legislation, if any, will emerge from current hearings and House / Senate conferences, and what impact such legislation might present upon Highland.

Credit Union Legislation
------------------------

       Congress recently passed and the executive branch signed legislation which reverses a Supreme Court decision which had placed limits upon credit union membership. Highland will likely experience an unfavorable impact from this legislation, as credit unions will be able to compete across more of Highland's target markets with the advantages of lesser regulatory burden and certain tax preferences.

Federal Home Loan Bank System Reform Legislation
------------------------------------------------

       Various legislative proposals to reform the FHLB system have recently been debated in Congress. These proposals address the range of allowable investments by the Federal Home Loan Banks, possible revisions to FHLB membership requirements, potential expansion or contraction of the Federal Home Loan Banks' capacity to engage in secondary market activity, and various possible changes to FHLB system governance. As a member of the FHLB-SF owning $7.5 million in capital stock at December 31, 1998, Highland could be affected by FHLB reform legislation. However, Highland cannot predict what legislation, if any, might emerge from Congress, and the potential impact of such legislation upon Highland.

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

     The following table sets forth the locations, transaction deposits and other information relating to the branches of the Bank as of December 31, 1998:

                                                                    At December 31, 199
                                             -----------------------------------------------------------------
                                    Date      Transaction       Number of
                                   Branch     Deposits (1)     Transaction    Total Deposits       Number of
Branch Name                        Opened    (In thousands)      Accounts     (In thousands)    Total Accounts
-----------                        ------    --------------    -----------    --------------    --------------
Highland Park.............         1/6/69        $17,717          4,575          $ 73,908            6,362
San Gabriel...............        12/1/74         11,592          1,715            74,549            3,613
Atwater...................         8/1/79         11,309          2,306            37,668            3,262
Palos Verdes..............         1/1/81         14,139          1,443            44,897            2,323
Burbank...................         3/1/82         13,309          1,620            64,059            3,032
Torrance..................         2/1/88          7,407          1,026            36,742            1,709
Santa Monica..............         4/1/89         16,509          1,436            56,224            2,322
                                                 -------         ------          --------           ------
                                                 $91,982         14,121          $388,047           22,623
                                                 =======         ======          ========           ======

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

EMPLOYEES

     At December 31, 1998, Highland had 106 full-time equivalent employees.
None of Highland's employees are covered by a collective bargaining agreement. Management believes its employee relations are satisfactory. Highland maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance, long- and short-term disability insurance and life insurance. Highland also offers qualifying employees the opportunity to participate in a qualified plan under section 401(k) of the Internal Revenue Code, as amended.

SUBSIDIARY ACTIVITIES

     The Bank has two subsidiaries, HFS Corporation and HI-FED Insurance Agency. HFS Corporation, a wholly owned subsidiary of the Bank, acts as the trustee for deeds of trust on behalf of the Bank. At December 31, 1998, the assets of HFS Corporation totaled $253,000.

     The Bank's alternative investment program, which targets deposit customers in the branches, is included in the operations of HI-FED Insurance Agency. This activity contributed $302,000 in commission revenues for 1998. Also, HI-FED Insurance Agency acts as the Bank's representative for placing fire insurance coverage for the Bank's mortgage loans in the event the borrower is unable or unwilling to provide their own insurance. Commissions on insurance sales are
not material to the consolidated results of Highland.   At December 31, 1998,
the total assets of HI-FED Insurance were $502,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect Highland's financial condition and results and operations, and should be considered in evaluating Highland.

     Economic Conditions and Geographic Concentration.  Highland's operations
     ------------------------------------------------
are located in Southern California and are concentrated in Los Angeles County. Although management has diversified the Bank's loan portfolio into Northern California, Arizona and Nevada, a majority of the Bank's credits remain concentrated in Southern California, with 50% in Los Angeles County. As a result of this geographic concentration, Highland's results depend largely upon economic conditions in these areas, which have been relatively volatile over the past decade. While the Southern California economy has recently exhibited significant improved trends in employment, construction, and real estate valuation, there is no assurance such economic performance will continue. A deterioration in economic conditions in Los Angeles County and Southern California could have a material adverse impact on the quality of Highland's loan portfolio and the demand for its products and services.

     Interest Rates.  By nature, all financial institutions are impacted by
     --------------
changing interest rates, due to the impact of such upon the demand for new loans, and the prepayment speeds and the credit profiles of existing loans, and the rates received on loans and securities and the rates paid on deposits and borrowings. As presented under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Highland is financially exposed to both parallel shifts in general market interest rates (with upward shifts having a negative impact on the Company) and to changes in the relative pricing of the term structure of general market interest rates to the extent this impacts Highland's pricing of its interest sensitive assets and liabilities.

     Government Regulation and Monetary Policy.  The financial services industry
     -----------------------------------------
is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause Highland's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Highland.

     Competition.  The financial services business in Highland's market areas is
     -----------
highly competitive, and is becoming more so due to technological advances, changes in the regulatory environment, and the accelerating pace of consolidation among financial services providers. Many of Highland's competitors are much larger in total assets and market capitalization, have greater access to capital and funding, and offer a broader array of financial services.

In light of this environment, there can be no assurance that Highland will be able to compete effectively. The results of Highland may materially differ in future periods depending upon the nature or level of competition.

     Credit Quality.  A significant source of risk arises from the possibility
     --------------
that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. Highland has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to control this risk by assessing the likelihood of non performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on Highland's results. For example, relatively few of the real properties securing Highland's real estate loan portfolio are covered by earthquake insurance, which has generally been unavailable, significantly limited in scope, or not affordable to many of Highland's borrowers. Highland is also exposed to credit risk from multiple other specific and systemic factors, not all of which are within the Highland's ability to influence or control.

     Year 2000.  Highland has an ongoing program designed to ensure that its
     ---------
operational and financial systems will not be materially adversely affected by year 2000 related software, computer hardware, or other equipment failures. A discussion of Highland's year 2000 status and project plan, including the incremental costs associated therewith, is included under "Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations-- Year 2000 Issue". While Highland is undertaking significant efforts to reduce its operational and financial risk related to the year 2000, certain exposures are beyond Highland's ability to influence or control, including those associated with governmental entities. Highland recognizes that any year 2000 related failures by key vendors, customers, or governmental entities could generate a material adverse impact upon Highland's financial condition and results of operations.

     Other Risks.  From time to time, Highland details other risks with respect
     -----------
to its business and/or financial results with the SEC.

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


                                                                       Original Year
                                                   Leased or             Leased or               Date of Lease
Location                                            Owned                 Acquired               Expiration(1)
-----------------------------                      ---------           -------------             -------------
Corporate Office/Burbank                            Leased              June 1985                August 2003
   601 S.  Glenoaks Boulevard
   Burbank, CA 91502
Atwater                                             Owned               August 1979              N/A
   3355 Glendale Boulevard
   Los Angeles, CA 90039
Highland Park                                       Leased              January 1969             September 2001
   6301 North Figueroa Street
   Los Angeles, CA 90042
Palos Verdes                                        Leased              May 1990                 August 2000
   20 Miraleste Plaza
   Palos Verdes, CA 90274
San Gabriel                                         Owned               December 1976            N/A
   835 E.  Las Tunas Drive
   San Gabriel, CA 91776
Santa Monica                                        Leased              April 1989               January 2004
   1101 Montana Avenue
   Santa Monica, CA 90403
Torrance                                            Leased              February 1988            October 2002
   25345 Crenshaw Boulevard
   Torrance, CA 90505

____________________
(1)  Lease expiration dates do not take into account available options to renew.

ITEM 3.  LEGAL PROCEEDINGS

     During the ordinary course of its business, Highland is involved in various legal proceedings and litigation. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information, Highland does not believe that the outcome of such litigation will have a material adverse effect upon Highland.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Upon Highland's Reorganization effected on December 16, 1997, the Common Stock of Highland began to trade on the Nasdaq National Market under the symbol "HBNK." Prior to the reorganization, the Common Stock of the Bank traded on the Nasdaq Small-Cap Market from October 16, 1995 and on the Nasdaq National Market from December 29, 1995 under the symbol "HBNK." Sandler O'Neill & Partners, L.P. and Herzog, Heine, Geduld, Inc. act as market makers of Highland's Common Stock. The high and low sales prices by quarter for trades on the Nasdaq National Market during 1998 and 1997 of the Common Stock of the Bank (through December 15, 1997) and Highland (beginning December 16, 1997) and cash dividends paid during each quarter are set forth in the table below. The closing sales price of Highland Common Stock on the Nasdaq National Market was $31.50 per share on December 31, 1998.

                                                                        1998
                                                  -------------------------------------------------
                                                   High              Low             Cash Dividends
                                                   ----              ---             --------------
     Fourth Quarter.........................      $36.13           $31.50                $0.125
     Third Quarter..........................      $42.56           $37.88                $0.125
     Second Quarter.........................      $43.50           $37.50                $0.25
     First Quarter..........................      $38.50           $33.25                  --

                                                                        1997
                                                  -------------------------------------------------
                                                   High              Low             Cash Dividends
                                                   ----              ---             --------------
     Fourth Quarter.........................      $33.13           $31.25                  --
     Third Quarter..........................      $31.00           $25.00                  --
     Second Quarter.........................      $25.75           $20.50                  --
     First Quarter..........................      $24.00           $17.50                  --

    As of March 25, 1999, there were approximately 760 stockholders of record of Highland's Common Stock.

ITEM 6.  SUMMARY SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following tables present selected consolidated financial and other data of Highland as of and for each of the years in the five years ended December 31, 1998. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Annual Report, including Highland's Consolidated Financial Statements and notes thereto.

                                                                      At or For the Years Ended December 31,
                                                      ----------------------------------------------------------------------
                                                        1998            1997           1996           1995            1994
                                                      --------        --------       --------       --------        --------
                                                                  (Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets.....................................     $604,803        $549,638       $489,902       $459,961        $463,753
Securities available-for-sale....................       53,374          49,635         37,038         43,874          39,669
Securities held to maturity......................       11,926          15,419         17,969         20,787          98,370
Loans receivable, net(1).........................      483,694         427,237        373,545        312,994         273,023
Deposits.........................................      388,047         363,678        384,921        378,699         376,666
FHLB advances....................................      150,900         135,000         62,500         39,500          61,500
Stockholders' equity(2)..........................       43,439          41,512         34,863         34,091          20,962
Book value per share.............................        19.92           17.91          15.18          14.85           18.97
Loans originated and purchased during period.....      155,827         119,019        120,162         89,024          45,519

Selected Operating Data:
Interest income..................................     $ 51,217        $ 44,629       $ 39,638       $ 38,699        $ 37,476
Interest expense.................................       26,981          24,224         20,426         21,387          17,801
                                                      --------        --------       --------       --------        --------
   Net interest income...........................       24,236          20,405         19,212         17,312          19,675
Provision for loan losses........................        3,315           5,164          3,930          5,221          13,536
                                                      --------        --------       --------       --------        --------
   Net interest income after provision for
       loan losses...............................       20,921          15,241         15,282         12,091           6,139
Noninterest income...............................        3,378           3,924          2,167          1,579             979
Noninterest expense:
   General and administrative expense............        9,636           9,863         15,694         12,960          13,685
   Net (income) cost of operations of real estate
       acquired through foreclosure..............          (19)            555            928          2,306           3,173
                                                      --------        --------       --------       --------        --------
   Total noninterest expense.....................        9,617          10,418         16,622         15,266          16,858
                                                      --------        --------       --------       --------        --------
   Income (loss) before income tax
       expense (benefit).........................       14,682           8,747            827         (1,596)         (9,740)
Income tax expense (benefit).....................        6,090           2,624            162           (617)         (3,355)
   Net income (loss).............................     $  8,592        $  6,123       $    665       $   (979)       $ (6,385)
                                                      ========        ========       ========       ========        ========
Basic earnings (loss) per share..................     $   3.77        $   2.66       $   0.29       $  (0.86)       $  (5.78)
                                                      ========        ========       ========       ========        ========
Diluted earnings (loss) per share................     $   3.60        $   2.58       $   0.29       $  (0.86)       $  (5.78)
                                                      ========        ========       ========       ========        ========
Cash dividends per share.........................     $   0.50              --             --             --              --
                                                      ========        ========       ========       ========        ========

                                                                             At or For the Years Ended December 31,
                                                                   1998         1997         1996         1995         1994
                                                                   ----         ----         ----         ----         ----
Selected Financial Ratios and Other Data (3):
Performance Ratios:
   Return on average assets..................................      1.50%        1.20%        0.15%       (0.21)%      (1.40)%
   Return on average equity..................................     19.72        16.17         1.93        (4.41)      (24.33)
   Dividend payout ratio.....................................     13.26           --           --           --           --
   Average equity to average assets..........................      7.59         7.44         7.56         4.76         5.74
   Interest rate spread (4)..................................      4.23         4.14         4.45         4.16         4.75
   Net interest margin (5)...................................      4.50         4.33         4.60         4.11         4.71
   General and administrative expense to average assets (6)..      1.68         1.94         3.43         2.82         2.99
Regulatory Capital Ratios (7):
   Tangible capital..........................................       7.0%         6.9%         7.2%         7.5%         4.8%
   Leverage capital..........................................       7.0          6.9          7.2          7.5          4.8
   Risk-based capital........................................      10.4         10.7         11.3         13.6          8.2
Asset Quality Ratios:
   Nonperforming loans (8) as a percent of gross loans (9)...      0.48%        1.02%        0.90%        1.61%        3.17%
   Nonperforming assets (10) as a percent of total assets....      0.50         1.10         0.99         1.78         3.41
   Allowance for loan losses as a percent of total assets....      1.64         1.61         1.57         1.54         1.90
   Allowance for loan losses as a percent of total
       nonperforming loans (8)...............................    418.99       197.28       222.24       135.20        97.72
   Classified assets as a percent of stockholder's equity and
       allowance for loan losses.............................     18.22        26.90        36.87        53.82       107.55
Number of full-service customer facilities...................         7            7           11           11           11

_________________________
(1) The allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994 was $9.9 million, $8.8 million, $7.7 million, $7.1 million and $8.8 million, respectively.

(2) Stockholders' equity amounts at December 31, 1998, 1997, 1996, 1995 and 1994 are net of unrealized holding losses on securities available-for-sale of $15,000, $162,000, $247,000, $354,000 and $1,453,000, respectively, pursuant to SFAS No. 115.

(3) Regulatory capital ratios and asset quality ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances during 1998, 1997, 1996 and 1995 and average monthly balances during 1994.

(4) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) Represents net interest income as a percent of average interest-earning assets.

(6)  Excludes net cost of operation of REO and losses on sale of investments.

(7) For definitions and further information relating to the regulatory capital requirements of the Bank, see "Item 1. Supervision and Regulation-Capital Requirements and Capital Categories."

(8) Nonperforming loans consist of nonaccrual loans. It is Highland's policy to cease accruing interest on all loans 90 days or more past due.

(9) Gross loans receivable excludes participation loan balances and unamortized discounts.

(10) Nonperforming assets consist of nonperforming loans and REO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Highland as of and for the years ended December 31, 1998, 1997, and 1996. The discussion should be read in conjunction with Highland's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

     This discussion and analysis contains certain statements which constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, relating to, among other things, future cash dividends, and future earnings levels, which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. These risks and uncertainties include economic conditions, interest rates, changes in government regulation and monetary policy, competition in the geographic and business areas in which Highland conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business-Factors That May Affect Future Results."

RESULTS OF OPERATIONS

Overview
--------

     Highland's principal business involves the origination of loans primarily secured by income-producing real estate, located predominately in Southern California. While such lending has provided Highland with interest-earning assets with generally higher yields compared with those of most banks and savings institutions, Highland has also incurred generally higher loan origination and servicing costs and provisions for credit losses and REO expense than such institutions. Highland operates in the State of California, with most activity in Southern California, which over the past decade has experienced relatively volatile economic conditions, including fluctuations in property values. While the Southern California economy has recently shown significant improvement, there is no assurance that this improved performance will continue. These factors contributed to higher levels of nonperforming assets and associated costs (including provisions for loan losses ands REO expense) during 1996 and 1997 when compared to 1998.

     Highland recorded net income of $8.6 million in 1998, compared with $6.1 million in 1997. Non-interest income for 1998 included $1.2 million related to the sale of the headquarters building, while 1997 included $2.0 million in gains on the sales of four branches. The improvement in net income was principally due to a $5.7 million increase in net interest income after provision for loan losses, offset by the reduction in other income discussed above, and $3.5 million in additional income tax provision for 1998 compared to 1997. Highland recorded net income of $6.1 million in 1997, compared with $0.7 million in 1996. Pre-tax income for 1996 included non-recurring charges of $2.5 million for the SAIF special assessment and $0.5 million relating to Highland's defined benefit pension plan. Net income for 1997 include a one-time gain of $2.0 million from the sale of four retail branches with deposits totaling $101.8 million. The improved net income in 1997 were principally attributable to a decrease in noninterest expense of $6.2 million, partially offset by an increase in the provision for loan losses of $1.2 million.

     The changes in Highland's principal income and expense items are highlighted in the following table of condensed statements of operations:

                                                                           Years Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                                            Increase/                                 Increase/
                                                   1998          1997       (Decrease)        1997         1996       (Decrease)
                                                   ----          ----       ----------        ----         ----       ----------
                                                                            (Dollars in thousands)
Statement of Income and Comprehensive
Income Data:
  Total interest income......................     $51,217       $44,629       $ 6,588        $44,629      $39,638       $ 4,991
  Total interest expense.....................      26,981        24,224         2,757         24,224       20,426         3,798
                                                  -------       -------       -------        -------      -------       -------
  Net interest income........................      24,236        20,405         3,831         20,405       19,212         1,193
  Provision for loan losses..................       3,315         5,164        (1,849)         5,164        3,930         1,234
  Total noninterest income...................       3,378         3,924          (546)         3,924        2,167         1,757
  Total general & administrative expense.....       9,636         9,863          (227)         9,863       15,694        (5,831)
  Total net (income) cost of operation of
   real estate acquired through foreclosure..         (19)          555          (574)           555          928          (373)
                                                  -------       -------       -------        -------      -------       -------
  Income (loss) before income taxes..........      14,682         8,747         5,935          8,747          827         7,920
  Income taxes...............................       6,090         2,624         3,466          2,624          162         2,462
                                                  -------       -------       -------        -------      -------       -------
           Net income (loss).................     $ 8,592       $ 6,123       $ 2,469        $ 6,123      $   665       $ 5,458
                                                  =======       =======       =======        =======      =======       =======

Net Interest Income


     The following table sets forth condensed average balance sheet information relating to Highland for the periods indicated together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities.

                                                                          Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                  1998                             1997                             1996
                                     -----------------------------    -----------------------------    ----------------------------
                                                           Average                          Average                         Average
                                      Average               Yield/     Average               Yield/     Average              Yield/
                                      Balance   Interest    Cost       Balance   Interest    Cost       Balance   Interest   Cost
                                     --------   --------   -------    --------   --------   -------    --------   --------  -------
                                                                          (Dollars in thousands)
Assets:
Loans(1)(2).......................   $446,764   $45,917    10.28%     $392,139   $40,022    10.21%     $341,890   $35,251   10.31%
Mortgage-related securities(3)....     56,699     3,318     5.85        50,833     3,001     5.90        57,599     3,379    5.87
Investments.......................     35,136     1,982     5.64        28,639     1,606     5.61        18,379     1,008    5.48
                                     --------   -------               --------   -------               --------   -------
     Total interest-earning assets    538,599    51,217     9.51       471,611    44,629     9.46       417,868    39,638    9.49
Noninterest-earning assets........     35,054                           37,405                           39,385
                                     --------                         --------                         --------
     Total Assets.................    573,653                          509,016                          457,253
                                     ========                         ========                         ========
Liabilities and Stockholders'
   Equity:
Money market savings accounts.....   $ 34,683     1,314     3.79      $ 24,135       873     3.62      $ 23,281       680    2.92
Passbook accounts.................     21,327       492     2.30        24,639       596     2.42        32,222       853    2.65
NOW accounts......................     18,613       321     1.72        19,552       333     1.71        24,453       347    1.42
Certificate accounts..............    298,107    16,788     5.63       291,176    16,509     5.67       286,037    16,188    5.66
                                     --------   -------               --------   -------               --------   -------
Total interest-bearing deposits       372,730    18,915     5.07       359,502    18,311     5.09       365,993    18,068    4.94
FHLB advances and other
   borrowings.....................    137,903     8,066     5.85        95,979     5,913     6.16        39,563     2,358    5.96
                                     --------   -------               --------   -------               --------   -------
Total interest-bearing liabilities    510,633    26,981     5.28       455,481    24,224     5.32       405,556    20,426    5.04
Noninterest-bearing deposits            9,789                            9,107                            9,145
Other noninterest-bearing
   liabilities....................      9,669                            6,557                            7,998
Stockholders' Equity..............     43,562                           37,871                           34,554
                                     --------                         --------                         --------
Total Liabilities and
   Stockholders' Equity...........   $573,653                         $509,016                         $457,253
                                     ========                         ========                         ========
Net interest income...............               24,236                           20,405                           19,212
                                                =======                          =======                          =======
Interest rate spread(4)...........                          4.23%                            4.14%                           4.45%
Net interest margin(5)............                          4.50%                            4.33%                           4.60%
Ratio of interest-earning assets
 to interest-bearing liabilities..     105.48%                          103.54%                          103.04%

______________________
(1) Interest includes loan fees of $669,000, $286,000 and $696,000 and prepayment fees of $554,000, $240,000 and $106,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
(2)  Loans include nonaccrual loans.
(3) Includes securities available-for-sale and unamortized discounts and premiums.
(4) Interest rate spread represents the difference between the yields on interest-earning assets and rates paid on interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

     Highland's primary source of revenue is net interest income. Highland's net interest income is affected by (i) the difference between the yields received on interest-earning assets, such as loans, mortgage-backed securities and other investments, and interest rates paid on interest-bearing liabilities, which consist of deposits and borrowings, and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, Highland may incur a decline in net interest income even when the interest rate spread is positive. For 1998, Highland's ratio of average interest-earning assets to average interest-bearing liabilities was 105.48%. At December 31, 1998, this ratio was 105.79%.

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


                                                        Year Ended                         Year Ended
                                                    December 31, 1998                  December 31, 1997
                                                     Compared to Year                   Compared to Year
                                                  Ended December 31, 1997            Ended December 31, 1996
                                                Increase (Decrease) due to         Increase (Decrease) due to
                                               ----------------------------       ----------------------------
                                                                    (Dollars in thousands)
                                               ---------------------------------------------------------------
                                               Volume      Rate        Net        Volume      Rate        Net
                                               ------      ----        ---        ------      ----        ---
Interest Income:
Loans......................................    $5,612     $ 283      $5,895       $5,132     $(361)     $4,771
Mortgage-related securities................       343       (26)        317         (399)       21        (378)
Investments................................       366        10         376          575        23         598
                                               ------     -----      ------       ------     -----      ------
Total interest income on interest-earning
   assets..................................     6,321       267       6,588        5,308      (317)      4,991
                                               ------     -----      ------       ------     -----      ------
Interest Expense:
Deposits...................................       671       (67)        604         (326)      569         243
FHLB Advances and other borrowings.........     2,466      (313)      2,153        3,473        82       3,555
                                               ------     -----      ------       ------     -----      ------
Total interest expense on interest-bearing
   liabilities.............................     3,137      (380)      2,757        3,147       651       3,798
                                               ------     -----      ------       ------     -----      ------
Increase (decrease) in net interest income.    $3,184     $ 647      $3,831       $2,161     $(968)     $1,193
                                               ======     =====      ======       ======     =====      ======

     Net interest income totaled $24.2 million in 1998, compared with $20.4 million in 1997. Interest income for 1998 was $51.2 million, compared to $44.6 million for 1997, an increase of $6.6 million. This increase was primarily the result of an increase in the average volume of loans receivable, which increased by $54.6 million during 1998 compared to 1997 resulting in an increase in interest income of $5.6 million. The average yield on loans receivable increased slightly to 10.28% over this period from 10.21% for 1997. This rate increase contributed $0.3 million to the increase in interest income. The increase in the average yield on loans receivable is attributable principally to increased levels of interest income related to loan prepayments in 1998 compared to 1997. Loan principal amortization and payoffs were $83.8 million during 1998, compared to $48.5 million for 1997. This resulted in the recognition of prepayment fee income of $554,000 for 1998, compared to $240,000 for 1997. The increase in loan prepayments also resulted in accelerated amortization of deferred loan fees for the 1998 periods when compared to 1997. Without prepayment income and fee amortization related to payoffs in the portfolio during 1998, Highland would have experienced a negative rate variance in interest on loans. Management anticipates that the yields earned on Highland's loan portfolio will decrease if the levels of loan prepayments decline. Additionally, for both 1997 and 1998, Highland has recognized interest income related to the amortization of a deep discount on a pool of real estate loans purchased in late 1996. These loans will all mature in early 1999. Without the $623,000 discount amortization on this pool of loans during 1998, the yield earned by Highland would have been reduced by approximately 14 basis points for the year. Highland does not anticipate the acquisition of any similar pools of loans in the future that would have such an enhanced yield. At December 31, 1998, the contractual yield on Highland's interest earning assets was 8.96%, excluding loan origination fee and discount amortization and loan prepayment fee income.

     The average volume on mortgage-backed securities increased by $5.9 million, resulting in an increase in related interest income of $0.3 million, while the yield on these mortgage-backed securities decreased to 5.85% over the period from 5.90%, which created a small ($26,000) negative variance. Interest income on Highland's investment portfolio for 1998 increased by $0.4 million compared to 1997, attributable almost entirely to an increase in portfolio volume. The average yield on interest earning assets increased to 9.51% for 1998 compared to 9.46% for 1997 as a result of volume increases in all categories of investments, and the positive rate variance for the loan portfolio due to the acceleration of payoffs.

     Interest expense for 1998 was $27.0 million, compared to $24.2 million for 1997, an increase of $2.8 million. This increase was due entirely to a $55.2 million increase of interest-bearing liabilities during 1998 compared to 1997, which contributed a $3.1 million volume related variance. The average volume of FHLB and other borrowings increased by $41.9 million, contributing to a volume related variance in interest expense on such borrowings of $2.5 million for 1998 compared to 1997, while the average balance in interest-bearing deposits increased by $12.8 million, which resulted in a $0.7 million volume variance. The positive volume variances for deposits and other borrowings were slightly offset by a negative rate variance of $0.4 million, as the overall cost of all interest bearing liabilities decreased to 5.28% for 1998 compared to 5.32% in 1997. The average interest rate paid on interest-bearing deposits decreased to 5.07% for 1998 from 5.09% for 1997, while the average rate paid on other borrowings decreased to 5.85% from 6.16% for 1997. For further information on funding sources, see "Item 1. Business-Sources of Funds."

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

     Interest expense for 1997 was $24.2 million, compared to $20.4 million for 1996, an increase of $3.8 million. This increase was due primarily to increased volumes of interest-bearing liabilities during 1997 compared to 1996 and an increase in FHLB advances, the highest-rate liability, increased as a percentage of total interest-bearing liabilities. The average interest rate paid on average interest-bearing deposits increased to 5.09% for 1997 from 4.94% for 1996, as the average volume on interest-bearing deposits decreased by $5.1 million to $360.9 million during 1997 from $366.0 million during 1996. In addition, the average volume of FHLB borrowings increased by $56.2 million, contributing to an increase in interest expense on such borrowings to $5.9 million for 1997 from $2.4 million for 1996. For further information on funding sources, see "Item 1. Business-Sources of Funds."

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

     Nonperforming assets were $3.0 million at December 31, 1998 compared with $6.0 million at December 31, 1997 and $4.9 million at December 31, 1996. Management expects that Highland's net interest income in future periods would benefit from decreases in nonperforming assets and would be adversely affected if the levels of nonperforming assets increases. In addition, net interest income may be adversely affected by certain shifts in the relative holdings of various types of interest-earning assets.

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

     Highland's provisions for loan losses were $3.3 million, $5.2 million and $3.9 million for the years ended December 31, 1998, 1997, and 1996, respectively. Highland's reduced provision for 1998 compared to 1997 reflects improvements in asset quality during 1998. Nonaccrual loans declined to $2.4 million at December 31, 1998 from $4.5 million at December 31, 1997. In addition, classified assets declined to $9.5 million at December 31, 1998 from $13.5 million at December 31, 1997, and aggregate delinquent loans and loans past due 30-89 days decreased to $4.8 million and $2.4 million, respectively, at December 31, 1998 from $7.6 million and $3.1 million, respectively, at December 31, 1997.

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

Noninterest Income

     Noninterest income for 1998 decreased by $0.5 million to $3.4 million from $3.9 million for 1997. A $1.2 million gain on the sale of Highland's headquarters building was recognized during the year. Excluding the building sales gain in 1998 and the $2.0 million gain on sale of branches realized in 1997, noninterest income increased by $0.3 million between the two years, due principally to an increase of $0.2 million in gains on sales on loans.

     Noninterest income for 1997 was $3.9 million, including a $2.0 million branch sale gain, compared to $2.2 million for 1996. This decrease in noninterest income, excluding the branch sale gain, was due primarily to gains of $0.4 million from the sale of approximately $13 million of mortgage loans in 1996.

Noninterest Expense

     Noninterest expense consists of REO expense and general and administrative expense. Noninterest expense for 1998 decreased by $0.8 million from $10.4 million for 1997. Net cost of operation of REO (comprised of provisions for REO losses, losses (gains) on sale of REO and certain administrative expenses, including appraisal, evaluation and legal expenses, inspection fees and net operating expenses) declined to net income of $19,000 during 1998 from $0.5 million of net expense during 1997 principally due to lower levels of REO activity in 1998. General and administrative expense decreased slightly during 1998 to $9.6 million from $9.9 million for 1997, reflecting a full year of reduced costs associated with the 1997 sales of four branches, offset by increases related to a computer service bureau conversion. As a result, the ratio of general and administrative expenses to average assets decreased to 1.68% during 1998, compared to 1.94% during 1997.

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

Income Taxes

     The provision for income taxes for 1998, 1997, and 1996 was $6.1 million, $2.6 million and $0.2 million, respectively. Highland's combined, effective federal and state income tax rates for 1998, 1997 and 1996 were 41.5%, 30.0% and 19.6%, respectively. Highland's statutory federal and state income tax rates was approximately 41.4% in each year. The effective income tax rates differ from the statutory income tax rates in 1997 and 1996 principally due to the recognition of state deferred income tax benefits (in 1996) or the utilization of valuation reserves for state deferred income tax benefits (in 1997).
Highland had valuation allowances for state deferred income tax benefits of $0.2 million and $1.3 million at December 31, 1997 and 1996, respectively.


FINANCIAL CONDITION

Comparison of Financial Condition for the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Total assets at December 31, 1998 were $604.8 million, compared to $549.6 million at December 31, 1997. Loans receivable increased by $56.5 million during 1998, reflecting the $155.8 million in new loan originations, offset by $92.8 million in loan sales, payoffs and normal principal amortization. Premises and equipment decreased by $5.3 million, reflecting the sale of the headquarters building, offset by increases in computer equipment related to the Company's computer conversion. Cash, investments, and other assets were all relatively unchanged.

     Total liabilities at December 31, 1998 were $561.4 million, compared to $508.1 million at December 31, 1997. This growth was split almost evenly between an increase in FHLB advances and other borrowings of $25.9 million and an increase in deposits of $24.4 million over this period. Stockholders' equity at December 31, 1998 was $43.4 million, compared to $41.5 million at December 31, 1997, as the Company's net income of $8.6 million was offset by the purchase of 150,000 common shares held in treasury ($5.8 million) and dividends paid on common stock ($1.1 million).


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


Liquidity
---------

     The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide the liquidity necessary to fund the institution's business activities and obligations is an important element in the successful management of Highland. Federal regulations currently require that, for each calendar quarter, savings institutions maintain an average daily balance of cash and cash equivalents, and certain marketable securities which are not committed, equal to 4% of net withdrawable accounts and borrowings due in one year or less. Under FIRREA, the percentage of assets which must constitute liquid assets will be determined by the OTS, but may be set at no less than 4% and no more than 10% of the obligations of the institution on withdrawable accounts and borrowings due in one year or less. At December 31, 1998, the Bank's liquidity ratio was 15.69%, compared to 15.0% and 11.1% at December 31, 1997 and 1996, respectively. Highland's liquidity ratio may vary from time to time, depending upon savings flows, future loan fundings, operating needs and general economic conditions.

     The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its loan and investment portfolios, FHLB advances and other borrowings, and cash from operations (retained earnings). The primary uses of funds include loan disbursements, loan purchases, customer deposit withdrawals, purchases of new investments, dividends and treasure share repurchases. Highland has funded most of its growth from 1995 through 1998 through financing activities, including net growth in borrowings and deposits, rather than through retained earnings.

     New loan originations and purchases totaled $155.8 million for 1998, compared to $119.0 million for 1997 and $120.2 million in 1996. Highland received cash repayments and prepayments of approximately $83.8 million during 1998, compared to $48.5 million for 1997 and $44.1 million in 1996. Such payments, together with an increase of $15.9 million in FHLB advances and $10.0 million in securities sold under agreements to repurchase, along cash flow from operations, were sufficient to fund all of Highland's lending activities during 1998.

     Highland is permitted to borrow from the FHLB, in addition to other sources, both to meet short-term liquidity requirements and for longer-term needs. During 1997, Highland had net borrowings of $15.9 million of FHLB advances, compared to net borrowings of $72.5 million during 1997. At December 31, 1998, Highland's outstanding borrowings from the FHLB totaled $150.9 million, compared to $135.0 million at December 31, 1997. See "Item 1, Business-Funding Sources."

     Highland's liquidity potential is supported by additional borrowing capacity available to it from the FHLB. Highland is currently authorized to borrow up to 35% of its assets from the FHLB ($211.3 million at December 31, 1998). FHLB advances are collateralized by pledges of qualifying real estate loan collateral. At December 31, 1998, Highland had $150.9 million of FHLB advances outstanding. Highland also has available a $5 million unsecured line of credit with an unaffiliated bank, all of which was available at December 31, 1998.


Asset/Liability Management and Interest Rate Risk
-------------------------------------------------

     Interest rate risk ("IRR") and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. For a discussion of Highland's credit risk, please see "Provision for Loan Losses". IRR represents the impact that changes in absolute and relative levels of general market interest rates might have upon Highland's net interest income, results of operations, and theoretical liquidation value, also called net portfolio value ("NPV"). Interest rate changes impact income and NPV in many ways, including effects upon the yields generated by variable rate assets, the cost of deposits and other sources of funds, the exercise of options embedded in various financial instruments, and customer demand for and market supply of different financial assets and liabilities.

     In order to manage IRR, Highland has established an Asset Liability Management Committee ("ALCO"). ALCO is responsible for managing the Company's financial assets and liabilities in a manner which balances profitability, IRR, and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by and reviewed and approved by the Board of Directors.

     The primary objective of Highland's IRR management program is to maximize net income while controlling IRR exposure to within prudent levels. Financial institutions are subject to IRR whenever assets and liabilities mature or reprice at different times (gap risk), against difference indices (basis risk), for different terms (yield curve risk), or are subject to various embedded options, such as the right of mortgage borrowers to refinance their loans when general market interest rates decline. Decisions to control or accept IRR are analyzed with a consideration of the probable occurrence of future interest rate changes. Stated another way, IRR management encompasses the evaluation of the likely additional return associated with an incremental change in the IRR profile of Highland. For example, having liabilities that mature or reprice faster than assets can be beneficial when interest rates decline, but may be detrimental when interest rates rise. Assessment of potential changes in market interest rates and the relative financial impact to income and NPV is used by Highland to help quantify and manage IRR. As with credit risk, the complete elimination of IRR would curtail Highland's profitability, as Highland generates a return, in part, through effective risk management. Highland's exposure to IRR as of December 31, 1998 was within the limits established by the Board of Directors.

     Highland monitors its interest rate risk using various analytical methods that include:

     .  internal income simulation and financial forecasting analysis

     . NPV analysis, produced both internally by Highland and obtained externally from the OTS Net Portfolio Value Model

     .  other analyses and management reports.

     A common, if analytically limited, measure of financial institution IRR is the institution's "static gap." Static gap is the difference between the amount of assets and liabilities (adjusted for off balance sheet positions) which are expect to mature or reprice within a specific time period. A static gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest rate sensitive liabilities in a given time period or cumulatively through that time period, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest sensitive assets maturing or repricing within a given or cumulative period.

     At December 31, 1998, Highland's cumulative one-year and three-year static gaps, based upon contractual repricing and maturities, (ignoring prepayments and other non-contractual adjustments) were 0.07% and 0.28%, respectively, of total interest earning assets. These figures suggest that net interest income would be changed only slightly if market rates were to either increase or decline, because Highland is closely matched.

     The following table presents the maturity and rate sensitively of interest-earning assets and interest-bearing liabilities as of December 31, 1998. The "static gap" figures in the table below reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods:

                                                       More than
                                                        3 Months     More than   More than 3
                                           3 Months       to           1 Year     Years to 5  More than   Noninterest
                                            or less     1 Year      to 3 Years      Years      5 Years     Sensitive     Total
                                           --------    ---------    ----------   -----------  ---------   -----------    -----
                                                                         (Dollars in thousands)
Assets:
Cash and cash equivalents...............   $ 10,000    $      93      $    --     $     --     $    --     $ 18,683    $ 28,776
Investment securities, net..............      2,000           --           --           --       1,999           --       3,999
Fixed rate mortgage backed securities...      1,745        5,404        7,220        4,164      28,751           --      47,284
Adjustable rate mortgage backed
  securities............................         42          141          422          481      12,931           --      14,017
Fixed rate residential loans............      5,106       10,125       13,620        5,771       4,996           --      39,618
Adjustable rate residential loans.......      5,313        1,691           --           --          --           --       7,004
Fixed rate multifamily loans............     11,756       19,731       20,941        5,760       9,798           --      67,986
Adjustable rate multifamily loans.......    132,380       42,138          664          724          --           --     175,906
Fixed rate commercial real estate  loans      8,970       19,106       20,422        3,435      19,688           --      71,621
Adjustable rate commercial real estate
  loans.................................     88,351       27,427        3,493        3,704          --           --     122,975
Fixed rate land and construction loans..      1,511          282          100           30          37           --       1,960
Adjustable rate land and construction
  loans.................................      4,083        6,103           --           --          --           --      10,186
Fixed rate consumer and other loans.....        618            4            8           10          26           --         666
Noninterest-earning assets less
  allowance for loan losses, deferred
  loan fees and loans in process........         --           --           --           --          --       12,805      12,805
                                           --------    ---------      -------     --------     -------     --------    --------
    Total Assets........................    271,875      132,245       66,890       24,079      78,226       31,488     604,803
                                           --------    ---------      -------     --------     -------     --------    --------

Liabilities and Shareholders' Equity:
Money market savings accounts...........     39,884           --           --           --          --           --      39,884
Passbook accounts.......................     21,041           --           --           --          --           --      21,041
NOW accounts............................     21,688           --           --           --          --        8,615      30,303
Certificate accounts....................     61,367      200,704       31,112        3,636          --           --     296,819
FHLB advances and other borrowings......     13,000       46,000       34,500       62,400       5,000           --     160,900
Noninterest-bearing liabilities.........         --           --           --           --          --       12,417      12,417
Shareholders' equity....................         --           --           --           --          --       43,439      43,439
                                           --------    ---------      -------     --------     -------     --------    --------
    Total Liabilities and Shareholders'
      Equity............................    156,980      246,704       65,612       66,036       5,000       64,471     604,803
                                           --------    ---------      -------     --------     -------     --------    --------
Interest rate sensitivity gap...........   $114,895    $(114,459)     $ 1,278     $(41,957)    $73,226     $(32,983)
                                           ========    =========      =======     ========     =======     ========
Cumulative interest rate sensitivity gap   $114,895    $     436      $ 1,714     $(40,243)    $32,983           --
                                           ========    =========      =======     ========     =======     ========
Interest rate sensitivity gap as a
  percent of total assets...............      19.00%     (18.93)%        0.21%      (6.94)%      12.11%      (5.45)%
                                           ========    =========      =======      =======     =======     ========
Cumulative interest rate sensitivity
  gap as a percent of total assets......      19.00%        0.07%        0.28%      (6.66)%       5.45%          --
                                           --------    ---------      -------     -------      -------     --------

     Static gap analysis such as that presented above fails to capture material components of IRR, and therefore provides only a limited, point in time view of the Company's IRR exposure. Simulating multiple interest rate scenarios to analyze the financial impacts of various changes in general market interest rates is a more effective measure of IRR because it incorporates specific assumptions and factors not considered in static gap analysis. The assumptions and factors which are by definition excluded from the static gap analysis encompass:

 . prepayments on assets, which are very significant to Highland due its large balance of mortgage loans and related securities

 . how rate movements and the shape of the Treasury curve affect borrower prepayment behavior

 . that all loans and deposit repricing at a given time will not adjust to the same degree or by the same magnitude

 . that the nature of rate changes for assets and liabilities in the over one-year category have a grater long-term economic impact than those for shorter term assets and liabilities

 . transaction deposit accounts do not have scheduled repricing dates or contractual maturities, and therefore may respond to interest rate changes differently than other financial instruments

 . potential company and competitor strategic and operating responses to changes in absolute and relative interest rate levels

 . the financial impact of options embedded in various financial instruments such as callable bonds and putable borrowings

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

     As of December 31, 1998, the Bank's Sensitivity Measure, as measured by the OTS, was negative 179 basis points. As of the same date, the Sensitivity Measure as measured by the Company was negative 224 basis points. The Company compares the results from the OTS and from its internally generated results and provides the Board of Directors with a comparison to determine if there is any additional risk.

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

Year 2000 Issues (THIS CONSTITUTES A "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT)

     The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for 1999"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. Highland, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to Highland may arise from software, computer hardware, and other equipment both within Highland's direct control and outside of Highland's ownership, yet with which Highland electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory examinations.

     In order to address the Year 2000 Issue, Highland has developed and implemented a five phase plan divided into the following major components:

 .  awareness

 .  assessment

 .  renovation

 .  validation

 .  implementation

     Highland has completed the first three phases of the plan and is currently working internally and with external vendors on the final two phases. Because Highland outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

     Where Highland's systems were identified as Year 2000 compliant and available for testing before by September 30, 1998, Highland completed its validation of such systems by December 31, 1998. This testing included the Company's loan servicing computer system and wire transfer system, which were identified as critical systems. However, because Highland converted to a new service bureau for its deposits and general ledger, it is unable to perform its Year 2000 testing (validation) on these systems and the functionally related ATM transactions software until April 1999. Although these vendors have advised the Company that their software is already Year 2000 compliant, Highland has assumed additional business and regulatory risk by not being able to test these systems relative to the Company's own systems and data until April 1999.

     Because all Highland's critical computer systems are written and maintained by outside vendors, the direct costs incurred by Highland for Year 2000 issues have been less than if Highland had to utilize its own personnel to modify or rewrite computer software. Highland spent approximately $75,000 in 1998, primarily indirect labor to oversee planning and testing for Year 2000, and spent $2,000 in 1997. Highland expects to spend $25,000 in 1999 to complete its Year 2000 program. These costs will be funded from the operations of the Bank. Highland has determined that it has little or no exposure to contingencies related to the Year 2000 Issue for products it has sold.

     The risks to Highland posed by Year 2000 issues are considerable. Most of Highland's business involves calculations of interest, which are recognized over periods of time. The inability of a critical system to identify the time that has elapsed for an interest calculation would result in a sharp decrease in Highland's ability to make these calculations on a timely basis. Highland also processes significant volumes of customer deposit, withdrawal and payment transactions using computer systems. The failure of a critical system, which would include deposit servicing or loan servicing, would require considerable additional personnel costs to make interest calculations, to process customer transactions, and to convert to a Year 2000 compliant system. Furthermore, some services, such as ATM cards and certain transaction type deposit accounts, might have to be curtailed until new systems were purchased and installed. There would be considerable potential for lost customers and revenue.

     Year 2000 issues not directly related to Highland's computer software and systems, are not considered a major risk to Highland. Additionally, the Company has made an assessment of the potential impact of Year 2000 issues on its customers, and does not believe this poses a significant risk to Highland. Despite Highland's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions, or the costs necessary to maintain system availability, will not have a material adverse impact on Highland's business, financial condition or results of operations.


Capital Resources
-----------------

     At December 31, 1998, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized." The following table sets forth the Bank's regulatory capital ratios at December 31, 1998 and December 31, 1997 (see also Note 17 of the Notes to Consolidated Financial Statements):

                                           December 31, 1998       December 31, 1997       Minimum Requirement
                                           -----------------       -----------------       -------------------
    Tangible Capital....................         7.01%                   6.85%                    1.50%

    Leverage Capital....................         7.01%                   6.85%                    4.00%

    Risk-based Capital..................        10.38%                  10.65%                    8.00%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

     The information required herein is incorporated by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Highland's consolidated financial statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for under this item has been previously reported by Highland in its Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 31, 1998.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Highland's directors and executive officers is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" of Highland's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" of Highland's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITIES OWNERSHIP OF MANAGEMENT" in Highland's definitive Proxy Statement to be filed pursuant to Regulation
14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NONE

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are included in this report at the page numbers indicated.

        1. Financial Statements and Schedule                          Page No.

           Independent Auditors' Reports............................. F-1, F-2

           Consolidated Statements of Financial Condition as of
           December 31, 1998 and 1997................................      F-3

           Consolidated Statements of Income and Comprehensive Income
           for the Years ended December 31, 1998, 1997 and 1996......      F-4

           Consolidated Statements of Shareholders' Equity for the
           Years ended December 31, 1998, 1997 and 1996..............      F-5

           Consolidated Statements of Cash Flows for the Years ended
           December 31, 1998, 1997 and 1996..........................      F-6

           Notes to Consolidated Financial Statements................      F-8

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

        3. Exhibits
           --------

           (i)  Executive Compensation Plans and Arrangements:
                ---------------------------------------------

                The following is a summary of Highlend's executive compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K:

Exhibit
Number  Description of Exhibit
------  ----------------------

10.1 Highland Bancorp, Inc. 1994 Stock Option and Performance Share Award Plan, as Amended and Restated.
10.2    Highland Federal Bank Profit Sharing Plan and Trust.
10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren, Anthony L. Frey and Ellen B. Geiger.
10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank.
10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988.

           (ii) Exhibit Index:
                -------------

Exhibit
Number  Description of Exhibit
------  ----------------------

2.1 Plan of Reorganization and Agreement of Merger, filed as Exhibit A to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (File No. 333-38911) filed by the Registrant with the Commission on October 28, 1997 (the "S-4 Registration Statement") and incorporated herein by reference.
3.1 Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the S-4 Registration Statement and incorporated herein by reference.
3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the S-4 Registration Statement and incorporated herein by reference.
4.1 Form of Stock Certificate of the Registrant, filed as Exhibit 4.1 to the S-4 Registration Statement and incorporated herein by reference.
10.1 Highland Bancorp Inc. 1994 Stock Option and Performance Share Award Plan, as Amended and Restated, filed as Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-57725) filed by the Registrant with the Commission on June 25, 1998 and incorporated herein by reference.
10.2    Highland Federal Bank Profit Sharing Plan and Trust, filed as Exhibit
        10.2 to the S-4 Registration Statement and incorporated herein by reference.
10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren, Anthony L. Frey and Ellen B. Geiger, filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-29668 (the "1997 10-K") and incorporated herein by reference.
10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank, filed as Exhibit 10.4 to the 1997 10-K and incorporated herein by reference.
10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988, filed as Exhibit 10.5 to the 1997 10-K and incorporated herein by reference.
11.0 Statement re Computation of Per Share Earnings is included in the Consolidated Statements of Operations and Notes to Consolidated Financial Statements of the Registrant which are included herein.
16.0 Letter of Grant Thornton LLP, dated March 5, 1997, filed as Exhibit 16.0 to the 1997 10-K and incorporated herein by reference.
21.0    Subsidiaries of the Registrant.
23.1    Consent of KPMG LLP.
23.2    Consent of Grant Thornton LLP
27.0    Financial Data Schedule.

    (b) Reports on Form 8-K
        -------------------

             The Registrant did not file any reports on Form 8-K during the fourth quarter of 1998.

    (c) Exhibits Required by Item 601 of Regulation S-K

    See Item 14(a)(3)(i) above.

    (d) Additional Financial Statements
        -------------------------------

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                         HIGHLAND BANCORP, INC.

                                         By:  /s/ STEPHEN N. RIPPE
                                         ---------------------------
                                         Stephen N. Rippe, President
                                         March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD J. CROSS                                  Dated:   March 30, 1999
--------------------------
Richard J. Cross
Chairman of the Board and Director

/s/ WOODROW De WITT                                   Dated:   March 30, 1999
--------------------------
Woodrow De Witt, Director

/s/ ANTHONY L. FREY                                   Dated:   March 30, 1999
--------------------------
Anthony L. Frey
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

/s/ WILLIAM DYESS                                     Dated:   March 30, 1999
--------------------------
William Dyess, Director

/s/ RICHARD O. OXFORD                                 Dated:   March 30, 1999
--------------------------
Richard O. Oxford, Director

/s/ GEORGE PIERCY                                     Dated:   March 30, 1999
--------------------------
George Piercy, Director

/s/ STEPHEN N. RIPPE                                  Dated:   March 30, 1999
--------------------------
Stephen N. Rippe,
President, Chief Executive Officer
and Director(Principal Executive Officer)

/s/ SHIRLEY E. SIMMONS                                Dated:   March 30, 1999
--------------------------
Shirley E. Simmons
Vice Chairman of the Board and Director

[LETTERHEAD OF KPMG LLP]

The Board of Directors
Highland Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Highland Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highland Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP

January 22, 1999

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
Board of Directors
Highland Bancorp, Inc.:

We have audited the accompanying consolidated statement of income and comprehensive income, shareholders' equity and cash flows of Highland Bancorp, Inc. and subsidiaries (the Company) for the year then ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Highland Bancorp, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Los Angeles, California
January 28, 1997

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except share amounts)

                                                                                                  December 31
                                                                                       --------------------------------
                               Assets                                                    1998                    1997
                                                                                       --------                --------
Cash and cash equivalents                                                              $ 28,776                  26,420
Securities available-for-sale (cost of $53,397 in 1998 and
     $49,881 in 1997)                                                                    53,374                  49,635
Securities held-to-maturity (fair value of $11,877 in 1998 and
     $15,263 in 1997)                                                                    11,926                  15,419
Loans receivable, net of allowance for loan losses of $9,909 in 1998
     and $8,848 in 1997                                                                 483,694                 427,237
Real estate acquired through foreclosure, net                                               630                   1,543
Federal Home Loan Bank stock, at cost                                                     7,545                   6,750
Accrued interest receivable                                                               4,205                   3,789
Premises and equipment, net                                                               2,300                   7,599
Deferred income taxes, net                                                                4,409                   3,816
Other assets                                                                              7,944                   7,430
                                                                                       --------                 -------
                                                                                       $604,803                 549,638
                                                                                       ========                 =======
                 Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                          $388,047                 363,678
     FHLB advances                                                                      150,900                 135,000
     Securities sold under agreements to repurchase                                      10,000                      --
     Accounts payable and other liabilities                                              10,416                   6,961
     Income taxes payable                                                                 2,001                   2,487
                                                                                       --------                 -------
               Total liabilities                                                        561,364                 508,126
                                                                                       --------                 -------
Commitments and contingencies

Shareholders' equity - partially restricted:
     Preferred stock. Authorized, 1,000,000 shares of $.01 stated value;
          no shares issued                                                                   --                      --
     Common stock. Authorized, 8,000,000 shares of $.01 stated value;
          issued 2,331,174 shares in 1998 and 2,318,437 shares in 1997                       23                      23
     Additional paid-in capital                                                          16,279                  16,144
     Retained earnings                                                                   32,952                  25,507
     Treasury shares (150,000 shares, at cost)                                           (5,800)                     --
     Accumulated other comprehensive loss - unrealized losses on
          securities available-for-sale                                                     (15)                   (162)
                                                                                       --------                 -------
               Total shareholders' equity                                                43,439                  41,512
                                                                                       --------                 -------
                                                                                       $604,803                 549,638
                                                                                       ========                 =======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income

             (Dollar amounts in thousands, except per share data)

                                                                               Year ended December 31
                                                                          --------------------------------
                                                                            1998         1997        1996
                                                                          -------       ------      ------
Interest income:
     Loans                                                                $45,917       40,022      35,251
     Securities available-for-sale                                          4,479        3,581       3,210
     Securities held-to-maturity                                              821        1,026       1,177
                                                                          -------       ------      ------
               Total interest income                                       51,217       44,629      39,638
                                                                          -------       ------      ------
Interest expense:
     Deposits                                                              18,915       18,311      18,068
     FHLB advances and other borrowings                                     8,066        5,913       2,358
                                                                          -------       ------      ------
               Total interest expense                                      26,981       24,224      20,426
                                                                          -------       ------      ------
               Net interest income                                         24,236       20,405      19,212
Provision for losses on loans                                               3,315        5,164       3,930
                                                                          -------       ------      ------
               Net interest income after provision for losses on loans     20,921       15,241      15,282
                                                                          -------       ------      ------
Noninterest income:
     Gain on sale of building                                               1,170           --          --
     Gain on sale of loans                                                    276          118         441
     Net gain on sale of securities available-for-sale                         12           20          15
     Gain on sales of branches                                                 --        2,014          --
     Other                                                                  1,920        1,772       1,711
                                                                          -------       ------      ------
               Total noninterest income                                     3,378        3,924       2,167
                                                                          -------       ------      ------
Noninterest expense:
     General and administrative expense:
          Compensation and benefits                                         5,684        5,552       6,556
          Occupancy and equipment                                           1,024        1,290       2,175
          FDIC deposit insurance premium                                      224          299       1,003
          FDIC deposit insurance premium - special assessment                  --           --       2,548
          Service bureau and related equipment rental                         755          568         730
          Other                                                             1,949        2,154       2,682
                                                                          -------       ------      ------
               Total general and administrative expenses                    9,636        9,863      15,694
     (Income) cost of operation of real estate acquired through
       foreclosure                                                            (19)         555         928
                                                                          -------       ------      ------
               Total noninterest expense                                    9,617       10,418      16,622
                                                                          -------       ------      ------
               Income before income taxes                                  14,682        8,747         827
Income taxes                                                                6,090        2,624         162
                                                                          -------       ------      ------
               Net income                                                   8,592        6,123         665
                                                                          -------       ------      ------
Other comprehensive income:
     Unrealized gains on securities available-for-sale                        245          101         126
     Reclassification adjustment for gains (loss) included in income          (22)          28          35
     Income taxes on other comprehensive income                                76           44          54
                                                                          -------       ------      ------
               Other comprehensive income, net of tax                         147           85         107
                                                                          -------       ------      ------
Comprehensive income                                                      $ 8,739        6,208         772
                                                                          =======       ======      ======
Basic net earnings per share                                              $  3.77         2.66        0.29
                                                                          =======       ======      ======
Diluted net earnings per share                                            $  3.60         2.58        0.29
                                                                          =======       ======      ======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                 Years ended December 31, 1998, 1997 and 1996

                         (Dollar amounts in thousands)

                                                                                            Accumulated
                                                     Additional                Common          other           Total
                                            Common     paid-in    Retained   shares held   comprehensive    shareholders'
                                             stock     capital    earnings   in treasury   income (loss)       equity
                                            ------   ----------   --------   -----------   -------------    -------------
Balance at December 31, 1995                  $23      15,703      18,719         --           (354)           34,091

Net income                                     --          --         665         --             --               665
Other comprehensive income, net of tax         --          --          --         --            107               107
                                              ---      ------      ------     ------           ----            ------
Balance at December 31, 1996                   23      15,703      19,384         --           (247)           34,863

Net income                                     --          --       6,123         --             --             6,123
Exercise of common stock options               --         243          --         --             --               243
Retirement of common stock                     --        (185)         --         --             --              (185)
Issuance of performance shares                 --         383          --         --             --               383
Other comprehensive income, net of tax         --          --          --         --             85                85
                                              ---      ------      ------     ------           ----            ------
Balance at December 31, 1997                   23      16,144      25,507         --           (162)           41,512

Net income                                     --          --       8,592         --             --             8,592
Exercise of common stock options               --         135          --         --             --               135
Purchase of treasury shares                    --          --          --     (5,800)            --            (5,800)
Dividends paid on common stock                 --          --      (1,147)        --             --            (1,147)
Other comprehensive income, net of tax         --          --          --         --            147               147
                                              ---      ------      ------     ------           ----            ------
Balance at December 31, 1998                  $23      16,279      32,952     (5,800)           (15)           43,439
                                              ===      ======      ======     ======           ====            ======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                                  Year ended December 31
                                                                          ------------------------------------
                                                                            1998           1997          1996
                                                                          --------       -------       -------
Cash flows from operating activities:
     Net income                                                           $  8,592         6,123           665
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Gain on sale of loans                                               (276)         (118)         (441)
          Gain on sale of securities available-for-sale                        (12)          (20)          (15)
          Gain on sale of building                                          (1,170)           --            --
          Gain on sale of branches                                              --        (2,014)           --
          Net gain on sale of real estate acquired through
            foreclosure                                                       (262)          (90)         (330)
          (Increase) decrease in net deferred tax asset                       (529)          576           (19)
          Amortization of premiums on securities                               294           301           312
          Depreciation                                                         559           690           665
          Federal Home Loan Bank stock dividend                               (399)         (249)         (135)
          Deferred direct loan origination fees and costs, net                (817)         (346)         (169)
          Amortization of deferred compensation expense                        128           255            --
          Provision for losses on loans                                      3,315         5,164         3,930
          Provision for losses on real estate acquired through
            foreclosure                                                        108           310           264
          Increase in accrued interest receivable                             (416)         (385)         (342)
          Decrease (increase) in other assets                                 (782)         (244)          752
          Increase (decrease) in accounts payable and other
           liabilities                                                       1,008          (456)        3,060
          Increase (decrease) in income taxes payable                         (486)        2,286        (3,113)
                                                                          --------       -------       -------
               Net cash provided by operating activities                     8,855        11,783         5,084
                                                                          --------       -------       -------
Cash flows from investing activities:
     Purchases of securities available-for-sale                            (51,156)      (32,426)       (7,652)
     Sales and maturities of securities available-for-sale                  47,443        19,744        14,452
     Principal payments on investment securities
       held-to-maturity                                                      3,408         2,474         2,718
     (Increase) decrease in Federal Home Loan Bank stock                      (396)       (3,376)          317
     Sales (purchases) of premises and equipment                             8,357            22          (954)
     Net costs capitalized on real estate acquired through
       foreclosure                                                            (313)         (205)           --
     Proceeds from the sale of real estate acquired through
       foreclosure                                                           2,862         7,082         6,872
     Proceeds from the sale of loans                                         9,234         4,380        12,527
     Purchases of loans                                                         --          (396)       (7,690)
     Net increase in loans receivable                                      (69,395)      (69,704)      (73,948)
                                                                          --------       -------       -------
               Net cash used in investing activities                       (49,956)      (72,405)      (53,358)
                                                                          --------       -------       -------

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                                  Year ended December 31
                                                                          ------------------------------------
                                                                            1998           1997          1996
                                                                          --------       -------       -------
Cash flows from financing activities:
     Decrease in deposits from sale of branches                           $    --       (103,857)           --
     Net increase in deposits                                              24,369         84,627         6,222
     Net borrowings from the Federal Home Loan Bank                        15,900         72,500        23,000
     Increase in securities sold under agreements to repurchase            10,000             --            --
     Repurchase of common stock for treasury                               (5,800)            --            --
     Retirement of common stock                                                --           (185)           --
     Dividends paid on common stock                                        (1,147)            --            --
     Common stock options exercised                                           135            243            --
                                                                          -------       --------       -------
               Net cash provided by financing activities                   43,457         53,328        29,222
                                                                          -------       --------       -------
               Increase (decrease) in cash and cash equivalents             2,356         (7,294)      (19,052)
Cash and cash equivalents at beginning of year                             26,420         33,714        52,766
                                                                          -------       --------       -------
Cash and cash equivalents at end of year                                  $28,776         26,420        33,714
                                                                          =======       ========       =======
Supplemental disclosures of cash flow information:
     Interest paid                                                        $27,474         23,906        19,983
     Income taxes paid, net                                                 6,835            863           695
                                                                          =======       ========       =======
Supplemental disclosure of noncash investing and financing
  activities:
          Acquisition of real estate in settlement of loans               $ 3,402          9,688         5,240
          Loans made in conjunction with real estate sales                  1,924          3,574         3,625
                                                                          =======       ========       =======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


(1) Summary of Significant Accounting Policies

    Highland Bancorp, Inc. (the Company) was established in 1997 to serve as a holding corporation for Highland Federal Bank and its wholly owned subsidiaries, H.F.S. Corporation and Hi-Fed Insurance Agency (collectively referred to as the Bank). The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and the prevailing practices within the savings and loan industry.

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


                                      F-8                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

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

   (a)  Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior years' data have been reclassified to conform to current year presentation.

   (b)  Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, Federal funds sold, time certificates of deposit and other deposits with maturities of three months or less. Generally, Federal funds are sold for a one-day period.

   (c)  Securities

        Securities include U.S. Treasury securities, U.S. Government agency obligations and mortgage-backed securities. The Company classifies its securities in two categories: available-for-sale and held-to-maturity. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported as a component of the accumulated other comprehensive loss caption of shareholders' equity. Held-to-maturity securities are carried at cost, adjusted for premiums or discounts which are amortized or accreted and recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities are classified as such because the Company has the ability and management has the intent to hold them to maturity. Available-for-sale securities are debt and equity securities not classified as held-to-maturity. These securities are reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity (net of tax effects). Premiums or discounts on mortgage-backed securities are amortized over the remaining contractual maturity, adjusted for anticipated prepayments using the interest method. The amortized cost or carrying value of the specific security sold is used to compute the gain or loss on the sale of securities.

   (d)  Loans Receivable and Allowance for Loan Losses

        Loans receivable are stated at unpaid principal balances, less allowance for loan losses and net deferred loan origination fees.

        Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Thereafter,


                                      F-9                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


        interest collected on the loan is accounted for on the cash-collection or cost-recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

   (e)  Loan Origination and Commitment Fees

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


                                    F-10                             (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


   (f)  Real Estate Acquired through Foreclosure

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

   (g)  Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service lives of the improvements, whichever is shorter.

   (h)  Earnings per Share

        Two types of earnings per share (EPS), basic and diluted, are presented in the consolidated statements of income and comprehensive income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in income. The following table reconciles the weighted-average shares of common stock outstanding used in the basic EPS computation to that used in the diluted EPS computation. There is no difference in the income used in the two computations.

                                                                             Year ended December 31
                                                   ------------------------------------------------------------------------
                                                            1998                      1997                      1996
                                                           shares                    shares                    shares
                                                   --------------------      --------------------      --------------------
Basic EPS - weighted-average number of
 shares used in computation                               2,278,292                 2,299,042                 2,295,983

Effect of dilutive securities - incremental
 shares from outstanding common stock options               111,294                    69,981                     9,811
                                                   --------------------      --------------------      --------------------
Diluted EPS - weighted-average number of
 shares used in computation                               2,389,586                 2,369,023                 2,305,794
                                                   ====================      ====================      ====================



                                     F-11                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


        At December 31, 1998, there were 49,000 stock options which were excluded from the effect of dilutive securities in the table above since such shares were antidilutive. At December 31, 1997 and 1996, there were no shares which had an antidilutive effect on earnings per share.

   (i)  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

   (j)  Stock-Based Compensation

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

   (k)  Mortgage Servicing Rights

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


                                     F-12                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


        liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The effect of adopting this statement did not have a material effect on the Company's consolidated financial statements.

   (l)  Comprehensive Income

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of income and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   (m)  Segment Reporting

        The Company adopted, effective January 1, 1998, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management of the Company has determined that it is engaged in only one segment, providing certain banking services to its customers, including real estate lending funded primarily by deposits and other borrowings.

   (n)  Pension and Other Postretirement Plans

        Effective January 1,1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

   (o)  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that the implementation will have a significant impact on the Company's financial position, net income or comprehensive income.



                                     F-13                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


(2)  Securities

     The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale and held-to-maturity securities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                              Gross unrealized
                                             Amortized     -----------------------        Estimated
                                               cost          Gains        Losses          fair value
                                          -------------    ---------    ----------      --------------
1998:
Securities available-for-sale:
   U.S. Treasury and agency
    securities                            $      3,996            3            --               3,999
   Mortgage-backed securities                   49,401          142           168              49,375
                                          -------------    ---------    ----------      --------------
                                          $     53,397          145           168              53,374
                                          =============    =========    ==========      ==============
 Securities held-to-maturity -
  mortgage-backed securities              $      11,926           2            51              11,877
                                          =============    =========    ==========      ==============
                                                              Gross unrealized
                                             Amortized     -----------------------        Estimated
                                               cost          Gains        Losses          fair value

                                          -------------    ---------    ----------      --------------
1997:
 Securities available-for-sale:
   U.S. Treasury and agency
    securities                            $    15,481             4            26              15,459
   Mortgage-backed securities                  34,400            24           248              34,176
                                          -------------    ---------    ----------      --------------
                                          $    49,881            28           274              49,635
                                          =============    =========    ==========      ==============
 Securities held-to-maturity -
  mortgage-backed securities              $    15,419            --           156              15,263
                                          =============    =========    ==========      ==============

   The weighted-average yields of U.S. Treasury and agency securities earned during 1998, 1997 and 1996 were 5.6%, 6.4% and 5.5%, respectively. The weighted-average yield of mortgage-backed securities was 5.9%, 5.9% and 5.9% during 1998, 1997 and 1996, respectively.

   Proceeds and realized gains and losses on sales of securities available-for-sale for the years ended December 31 are summarized as follows (in thousands):

                           Proceeds         Gains           Losses
                         ------------    -----------      -----------
     1998                $    7,959             15                3
     1997                     2,033             20               --
     1996                     4,645             15               --
                         ============    ===========      ===========



                                     F-14                           (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996



   The contractual maturities of securities available-for-sale at December 31, 1998 were as follows (in thousands):

                                                                        Available-for-sale
                                                               ------------------------------------
                                                                  Amortized            Estimated
                                                                    cost               fair value
                                                               ---------------      ---------------
            U.S. Treasury and agency securities:
             Due in less than one year                         $         --                    --
             Due from one year to five years                           2,000                2,000
             Due from five to ten years                                   --                   --
             Due after ten years                                       1,996                1,999
                                                               ---------------      ---------------
                                                               $       3,996                3,999
                                                               ===============      ===============

(3)   Loans Receivable

      Loans receivable are summarized as follows (in thousands):

                                                                 1998                1997
                                                            --------------      --------------
        Trust deed loans collateralized by real estate:
          1-4 family residential properties                 $     46,622              64,558
          Multifamily                                            243,892             214,462
          Commercial                                             194,596             154,717
          Construction and land                                   12,146              10,465
        Consumer loans                                               666                 493
                                                            --------------      --------------
                                                                 497,922             444,695
        Less:
          Loans in process                                         3,179               6,653
          Deferred origination fees, net                           1,140               1,957
          Allowance for loan losses                                9,909               8,848
                                                            --------------      --------------
               Loans receivable, net                        $    483,694              427,237
                                                            ==============      ==============

   The Company serviced loans for others in the approximate amounts of $4.1 million and $5.5 million at December 31, 1998 and 1997, respectively.

   The Company had impaired loans of $7.9 million and $9.1 million at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $10.5 million and $11.8 million, respectively. The total allowance for loan losses related to impaired loans was $1.2 million and $1.3 million at December 31, 1998 and 1997, respectively. Interest income recognized on impaired loans of $648,000, $627,000 and $861,000 was recognized for cash payments received in 1998, 1997 and 1996, respectively.



                                     F-15                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


   The Company had no loans 90 days past due and still accruing interest at December 31, 1998 and 1997.

   The amounts below approximate the balance of loans which have been placed on nonaccrual status and the interest that would have been earned had the loans been performing (in thousands):

                                          1998               1997              1996
                                     -------------      -------------      ------------
        Principal balance            $      2,365             4,485             3,455
        Foregone interest                     193               396               692
                                     =============      =============      ============

   Restructured loans for which interest has been reduced or suspended totaled approximately $3.2 million, $4.6 million and $7.4 million at December 31, 1998, 1997 and 1996, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31 are summarized as follows (in thousands):

                                                                1998               1997              1996
                                                            -------------      -------------      ------------
        Interest income that would have been recorded       $      769                 596               887
        Interest income recognized                                (648)               (417)             (626)
                                                            -------------      -------------      ------------
                Interest income foregone                    $      121                 179               261
                                                            =============      =============      ============

   A summary of the activity in the allowance for loan losses for the years ended December 31 is as follows (in thousands):

                                                                 1998               1997              1996
                                                            -------------      -------------      ------------
        Allowance for loan losses at beginning of year      $      8,848              7,676             7,056
        Provision for losses                                       3,315              5,164             3,930
        Losses charged against the allowance                      (2,254)            (3,992)           (3,323)
        Recoveries                                                    --                 --                13
                                                            -------------      -------------      ------------
        Allowance for loan losses at end of year            $      9,909              8,848             7,676
                                                            =============      =============      ============

(4) Real Estate Acquired through Foreclosure

    Real estate acquired through foreclosure for the years ended December 31 is as follows (in thousands):

                                                                 1998               1997
                                                            -------------      -------------
        Real estate acquired through foreclosure             $       744              1,628
          Less allowance for losses                                 (114)               (85)
                                                            -------------      -------------
                                                             $       630              1,543
                                                            =============      =============


                                     F-16                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


   A summary of the change in the allowance for possible losses on real estate acquired through foreclosure for the years ended December 31 is summarized as follows (in thousands):

                                                                 1998               1997              1996
                                                            -------------      -------------      ------------
     Balance at beginning of year                            $        85               --                --

     Provision charged to expense                                    108               310              264
     Charge-offs                                                     (79)             (225)            (264)
                                                            -------------      -------------      ------------
     Balance at end of year                                 $        114                85               --
                                                            =============      =============      ============

   Components of the Company's net cost of operation of real estate acquired through foreclosure for the years ended December 31 are as follows (in thousands):

                                                                 1998               1997              1996
                                                            -------------      -------------      ------------
     Gains on sales                                         $       (304)              (253)             (399)
     Losses on sales                                                  42                163                69
     Provision for losses                                            108                310               264
     Operating costs while owned                                     135                335               994
                                                            -------------      -------------      ------------
                                                            $        (19)               555               928
                                                            =============      =============      ============

(5)   Premises and Equipment

      Premises and equipment consist of the following (in thousands):

                                                                                      December 31
                                                                          ------------------------------------
                                                                               1998                  1997
                                                                          ---------------       --------------
     Office buildings                                                       $       1,064                6,683
     Leasehold improvements                                                         1,026                1,026
     Furniture, fixtures, equipment and vehicles                                    2,129                1,575
     Land                                                                             210                1,936
                                                                          ---------------       --------------
                                                                                    4,429               11,220
     Less accumulated depreciation and amortization                                (2,129)              (3,621)
                                                                          ---------------       --------------
            Premises and equipment, net                                     $       2,300                7,599
                                                                          ===============       ==============


                                     F-17                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


     In August 1998, the Company sold its Burbank headquarters building, which had a net carrying value of $5.6 million, to a real estate investment company for a gross sales price of $9.8 million. The transaction included a five-year leaseback agreement between the buyer and the Bank. Under the applicable sale/leaseback accounting rules, the Company deferred $2.4 million of the gain and recognized $1.2 million as noninterest income.

(6)  Deposits

     Deposits at December 31 are summarized as follows (in thousands):

                                                          1998                1997
                                                     --------------      ---------------
        NOW accounts                                  $      30,303              27,217
        Passbook accounts                                    21,041              21,716
        Money market checking and savings                    39,883              20,720
        Certificates of deposit                             296,820             294,025
                                                     --------------      ---------------
                                                      $     388,047             363,678
                                                     ==============      ===============

   As of December 31, 1998, certificate accounts are scheduled to mature as follows (in thousands):

                           Year of maturity                Amount
                     -----------------------------      -------------
                     1999                                $   261,801
                     2000                                     26,037
                     2001                                      5,075
                     Thereafter                                3,907
                                                        -------------
                                                         $   296,820
                                                        =============

   The aggregate amount of certificates of deposit with a balance equal to or greater than $100,000 was $83.5 million and $71.1 million at December 31, 1998 and 1997, respectively.

   The amount of interest expense per deposit category for the years ended December 31 is as follows (in thousands):

                                                        1998               1997              1996
                                                    -------------      -------------      ------------
NOW accounts                                        $        321                333               347
Passbook accounts                                            492                596               853
Money market checking and savings                          1,314                873               680
Certificates of deposit                                   16,788             16,509            16,188
                                                    -------------      -------------      ------------
                                                    $     18,915             18,311            18,068
                                                    =============      =============      ============


                                     F-18                           (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


(7)   FHLB Advances

      FHLB advances represent secured obligations with the Federal Home Loan Bank (FHLB), at various rates and terms. FHLB advances are secured by mortgage loans and mortgage-backed securities.

      Mortgage loans, U.S. Treasury and agency securities and mortgage-backed securities with a carrying value of $232.9 million and $243.5 million have been pledged to secure these advances at December 31, 1998 and 1997, respectively. Interest rates range from 4.77% to 6.17% at December 31, 1998.

      As of December 31, 1998, the contractual maturities of the FHLB advances are as follows (in thousands):

                           Year of maturity        Amount
                          ------------------      ---------
                           1999                   $ 59,000
                           2000                     19,500
                           2001                      5,000
                           2002                     17,400
                           2003                     45,000
                           2008                      5,000
                                                  ---------
                                                  $150,900
                                                  =========

      As of December 31, 1998, $40 million of these advances can be called by the FHLB as follows: $35 million of five-year advances beginning in 1999 and $5 million of ten-year advances beginning in 2003.

      The following table approximates the maximum month-end balance outstanding, average daily balance outstanding, average rates paid during the year and the average rates on the balance at December 31 for FHLB advances (dollars in thousands):

                                                                          December 31
                                                      ----------------------------------------------------------
                                                           1998                  1997                 1996
                                                      --------------       ---------------       ---------------
       Maximum month-end balance                       $     150,900               135,000               62,500
       Average daily balance                                 131,081                95,979               39,563
       Average rates paid                                       5.90%                 6.17%                5.96%
       Average rates on balance at year-end                     5.52%                 6.07%                6.19%
       Balance at year-end                                   150,900               135,000               62,500
                                                      ==============       ===============       ===============

(8)   Securities Sold under Agreements to Repurchase

      At December 31, 1998, securities sold under agreements to repurchase totaled $10,000,000 and carried a weighted-average interest rate of 5.52%. These agreements mature in 2001. The securities underlying these agreements were mortgage-backed securities with a carrying value of $10.0 million and a market value at year-end of $10.2 million. The securities underlying these agreements are held by a custodian bank until the maturity of the agreement. The identical securities will be repurchased by the Bank.


                                     F-19                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


      The average outstanding balance of securities sold under agreements to repurchase was $6.0 million in 1998. The weighted-average interest rate was 5.52%, and the maximum amount outstanding was $10,000,000.

(9)   Income Taxes

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are approximated as follows (dollars in thousands):

                                                           1998                  1997                  1996
                                                      ---------------       ---------------       ---------------
Deferred tax assets:
    Depreciation                                      $          158                  140                   143
    Allowance for loan losses                                  2,863                4,215                 4,603
    Deferred compensation                                      2,211                2,141                 1,765
    Installment sale                                              --                   --                   249
    Unrealized loss on securities
      available-for-sale                                           8                   84                   170

    Real estate owned - allowances                               192                  142                    --
    Discount to facilitate sale of real estate
      owned                                                     (637)                (356)                  239

    Net operating loss carryforward                              359                   --                   467
    Mark to market for loans                                   1,868                  496                    --
    AMT credit carryforward                                       21                   21                    --
    Other                                                         99                   38                    51
                                                      ---------------       ---------------       ---------------
       Deferred tax asset                                      7,142                6,921                 7,687

    Valuation allowance                                         (223)                (223)               (1,334)
                                                      ---------------       ---------------       ---------------
       Total deferred tax assets                               6,919                6,698                 6,353
                                                      ---------------       ---------------       ---------------
Deferred tax liabilities:
    Accrued interest                                              50                   49                   115
    State franchise tax                                         (253)                 311                   220
    Tax over book deferred loan fees                           1,411                1,411                   287
    FHLB dividends                                             1,302                1,111                   965
    Mark to market for loans                                      --                   --                   303
                                                      ---------------       ---------------       ---------------
       Total deferred tax liabilities                          2,510                 2,882                1,890
                                                      ---------------       ---------------       ---------------
       Net deferred tax asset                         $        4,409                 3,816                4,463
                                                      ===============       ===============       ===============

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


   A summary of the provision for income taxes (benefit) for the years ended December 31 is as follows (in thousands):

                                                                1998                       1997                       1996
                                                      --------------------       --------------------       --------------------
Current taxes:
 Federal                                            $                6,696                      3,073                        987
 State                                                                   3                        (22)                         2
                                                      --------------------       --------------------       --------------------
                                                                     6,699                      3,051                        989
                                                      --------------------       --------------------       --------------------

Deferred taxes:
 Federal                                                            (2,204)                       109                       (748)
 State                                                               1,595                        575                        (79)
                                                      --------------------       --------------------       --------------------
                                                                      (609)                       684                       (827)
                                                      --------------------       --------------------       --------------------
 Change in the valuation allowance                                      --                     (1,111)                        --
                                                      --------------------       --------------------       --------------------
                                                    $                6,090                      2,624                        162
                                                      ====================       ====================       ====================

   A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ended December 31 is as follows:

                                                                1998                       1997                       1996
                                                      --------------------       --------------------       --------------------
Statutory Federal tax rate                                      35.0%                      34.0%                      34.0%
Officers' life insurance                                        (1.9)                       (.9)                      (8.9)
State income taxes, net of Federal benefit                       7.1                        6.3                      (10.9)
Change in the valuation allowance                                 --                      (12.7)                        --
Other                                                            1.3                        3.3                        5.4
                                                      --------------------       --------------------       --------------------
                                                                41.5%                      30.0%                     19.6 %
                                                      ====================       ====================       ====================

   Deferred tax assets are initially recognized for net operating loss and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and net operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences and (iii) future taxable income generated by future operations. Based on the Company's projected taxable income, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1998.



                                     F-21                          (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


     At December 31, 1998, approximately $4.2 million of accumulated retained earnings have qualified as tax bad debt deductions for which no provision for Federal income taxes has been made. If in the future these amounts are used for any purpose other than to absorb loan losses, including distributions in liquidation, a tax liability will be imposed at the current corporate rate. It is not contemplated that such amounts will be used in any manner which will create a Federal income tax liability.

(10) Financial Instruments with Off-Balance-Sheet Risk

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

(11) Commitments and Contingencies

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company has outstanding commitments to fund loans of approximately $31.8 million and $25.5 million at December 31, 1998 and 1997, respectively. These commitments expire within approximately 90 days and provide for variable rates of interest. The Company also has unfunded construction loan commitments in the amount of approximately $7.5 million and $6.3 million at December 31, 1998 and 1997, respectively.

     (a)  Commitments

          The Company leases its branch operation premises under various operating leases. The leases expire at varying periods through the year 2004. Approximately $2.4 million of these lease commitments will be charged against deferred gain on the sale of the Company's headquarters building. At December 31, 1998, the minimum rental commitments under all noncancelable leases with initial or remaining terms of more than one year are approximated as follows (in thousands):

                              Year                                   Amount
         ----------------------------------------------      --------------------
         1999                                              $              804
         2000                                                             787
         2001                                                             732
         2002                                                             643
         2003                                                             393
         Thereafter                                                        10
                                                             --------------------
                     Total minimum payments required
                                                           $            3,369
                                                             ====================


                                     F-22                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       Included in occupancy and equipment expense for 1998, 1997 and 1996 are rental expenses for premises and equipment of approximately $474,000, $614,000 and $875,000, respectively. Included in other expenses for 1998, 1997 and 1996 are auto lease expenses of approximately $7,000, $22,000 and $23,000, respectively. Office leases provide for certain cost-of-living increases and require the Company to pay for property taxes, insurance and maintenance expenses.

   (b) Contingencies

       The Company is also involved in certain other litigation concerning various transactions entered into during the normal course of business. Management does not believe that the settlement of such litigation will have a material effect on the Company.

(12) Other Noninterest Income

     Components of the Company's other noninterest income for the years ended December 31 are as follows (in thousands):

                                                               1998                      1997                      1996
                                                      --------------------      --------------------      --------------------
    Late charges                                      $                165                       93                       192
    Retail branch fees (including ATM)                                 911                    1,099                     1,105
    Dividends on FHLB stock                                            415                      293                       177
    Commissions on alternative investments                             302                       48                        --
    Other                                                              127                      239                       237
                                                      --------------------      --------------------      --------------------
       Total noninterest income - other               $              1,920                    1,772                     1,711
                                                      ====================      ====================      ====================

(13) Preferred and Common Stock

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

(14) Employees' Profit Sharing and Retirement Plans

     The Company has a contributory employee profit sharing retirement plan. Under the plan, the first 6% or less of a participant's compensation contributed is matched at 50% by the Company. All employees of the Company who have completed one year of service and have reached 21 years of age can participate in the plan. The contributions charged against operating results were approximately $107,000, $89,000 and $69,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company also funds a Supplemental Executive Retirement Plan (SERP) and a Split Dollar Insurance Program (SDIP) for the benefit of certain employees and former employees of the Company who were employed by the Company in 1986 and before. The SERP calls for a defined benefit to be paid to certain


                                     F-23                            (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


     employees and former employees, while the SDIP provides a benefit to certain employees and former employees based upon the values of specific insurance policies less Company funding costs. As of December 31, 1998 and 1997, the Company had recorded liabilities of $3.6 million and $3.7 million, respectively. The total related compensation cost (credit) was approximately ($91,000), $157,000 and $1,009,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     A summary of the changes in the SERP's benefit obligation and plan assets follows:

                                                                                    1998                       1997
                                                                          --------------------       --------------------
Change in benefit obligations:
 Obligation at beginning of year                                        $                2,671                      2,719
 Service cost                                                                               11                         10
 Interest cost                                                                             167                        135
 Benefits paid                                                                            (275)                      (193)
                                                                          --------------------       --------------------
        Obligation at year-end                                                           2,574                      2,671
                                                                          --------------------       --------------------

Change in plan assets:
 Fair value of plan assets at beginning of year                                          4,401                      4,083
 Increase in cash surrender value of asset                                                 507                        187
 Employer contribution                                                                     324                        324
 Benefits paid                                                                            (275)                      (193)
                                                                          --------------------       --------------------
       Fair value of plan assets at end of year                                          4,957                      4,401
                                                                          --------------------       --------------------
       Funded status                                                    $                2,383                      1,730
                                                                          ====================       ====================

     Net pension cost includes the following components:

                                                                                              December 31
                                                                          -----------------------------------------------
                                                                                    1998                       1997
                                                                          --------------------       --------------------
Service cost - benefits earned during the period                        $                   11                         10
Interest cost on projected benefit obligation                                              167                        135
Net amortization and deferral                                                             (395)                      (372)
                                                                          --------------------       --------------------
       Net periodic pension cost                                        $                 (217)                      (227)
                                                                          ====================       ====================

     The discount rate used to determine the actuarial present value of the benefit obligations was 7.0% as of December 31, 1998 and 1997.


                                     F-24                            (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


(15) Stock-Based Compensation

     During 1994, the Company adopted a Stock Option and Performance Share Award Plan (the Plan). The Plan, which was amended in 1998, provides for the grant of options and performance share awards to key employees as designated by the Board of Directors and for the automatic grant of stock options to nonemployee directors. Under the plan, the aggregate number of common stock outstanding and available for issuance pursuant to the exercise of options or the grant of awards was 400,000 shares.

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

     On April 16, 1997, 18,000 shares of stock with a fair value of $382,500 were issued as performance shares to certain key employees. These shares will be fully vested as of January 1, 1999. In connection with the issuance of these shares, $127,500 and $255,000 has been charged to compensation expense for the years ended December 31, 1998 and 1997, respectively.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997 and changes for each of the years in the three-year period ended December 31, 1998 is presented below:

                                                                                   Weighted-average
                                                               Shares               exercise price
                                                      --------------------       --------------------
     Outstanding at December 31, 1995                          86,500             $        14.13

     Stock options granted                                     46,000                      16.38
                                                      --------------------

     Outstanding at December 31, 1996                         132,500                      14.91

     Stock options granted                                    123,500                      21.53
     Stock options exercised                                  (18,300)                     13.31
                                                      --------------------

     Outstanding at December 31, 1997                         237,700                      18.47

     Stock options granted                                     49,000                      42.23
     Stock options exercised                                  (17,702)                     18.48
     Stock options canceled                                    (3,833)                     22.55
                                                      --------------------
     Outstanding at December 31, 1998                         265,165                      22.80
                                                      ====================



                                     F-25                           (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


   The following information applied to options outstanding at December 31, 1998:

                              Number                 Range of exercise
                            outstanding                   prices
                       ----------------------      --------------------
                           216,165                  $12.00 to $23.25
                            49,000                  $41.50 to $43.00
                           -------
                           265,165
                           =======

   At December 31, 1998, the weighted-average exercise price was $22.80 and the weighted-average remaining life was 6.8 years for the Company's outstanding options.

   At December 31, 1998, the Company had 80,833 shares available for grants in the fixed stock option plan. The Company applies APB Opinion 25 in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net income and net income per share at December 31, 1998, 1997 and 1996 would have been (in thousands, except per share amounts):

                                                               1998                      1997                      1996
                                                      --------------------      --------------------      --------------------
Net income as reported                                   $      8,592                     6,123                       665
Net income pro forma                                            8,151                     5,666                       588
Basic earnings per share as reported                             3.77                      2.66                       .29
Basic earnings per share pro forma                               3.58                      2.46                       .26
Diluted earnings per share as reported                           3.60                      2.58                       .29
Diluted earnings per share pro forma                             3.41                      2.39                       .26

   The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $18.64, $7.03 and $7.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - volatility of 43.3%, no expected dividends, risk-free interest rate of 5.5% and expected life of 5 years; 1997
   - volatility of 19.0%, no expected dividends, risk-free interest rate of 6.7% and an expected life of 5 years; 1996 - volatility of 39.1%, no expected dividends, risk-free interest rate of 6.7% and an expected life of 5 years.


                                     F-26                          (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996



(16) Other Noninterest Expense

     Components of the Company's other noninterest expense for the years ended December 31 are as follows (in thousands):

                                                                1998                      1997                      1996
                                                       --------------------      --------------------      --------------------
Legal fees                                           $                  312                       329                       416
Advertising                                                              93                       161                       124
Stationery and printing                                                 213                       251                       264
Telephone expense                                                       144                       136                       168
Insurance expense                                                       210                       270                       315
Audit and accounting                                                    175                       150                       299
Other                                                                   802                       857                     1,096
                                                       --------------------      --------------------      --------------------
       Total other noninterest expense               $                1,949                     2,154                     2,682
                                                       ====================      ====================      ====================

(17) Restrictions on Cash Dividends; Regulatory Capital Requirements

     Under Federal banking law, dividends declared by savings banks in any calendar year may, upon the approval of the Office of Thrift Supervision
     (OTS), equal the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (as defined) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leveraged ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.



                                     F-27                            (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


     The Bank's actual capital amounts and ratios are also presented in the table (in thousands). There was no deduction from capital for interest-rate risk in 1998 and 1997.

                                                                                                    Minimum to be well
                                                                                                 capitalized under prompt
                                                                 Minimum for capital                corrective action
                                         Actual                   adequacy purposes                    provisions
                                  ----------------------     -----------------------------     -----------------------------
                                    Amount      Percent         Amount          Percent           Amount          Percent
                                  ----------   ---------     -------------   -------------     --------------   ------------
As of December 31, 1998:
 Risk-based capital              $   48,182        10.38%   $       37,137             8.0%   $       46,421            10.0%
 Tier I risk-based capital           42,344         9.12            18,568             4.0            27,853             6.0
 Leverage capital                    42,344         7.01            24,151             4.0            30,189             5.0
 Tangible capital                    42,344         7.01             9,057             1.5               N/A             N/A
                                  =========   ==========     =============   =============     =============   =============
As of December 31, 1997:
 Risk-based capital              $   42,702        10.65%   $       32,068             8.0%   $       40,085            10.0%
 Tier I risk-based capital           37,679         9.40            16,034             4.0            24,051             6.0
 Leverage capital                    37,679         6.85            21,989             4.0            27,486             5.0
 Tangible capital                    37,679         6.85             8,246             1.5               N/A             N/A
                                  =========   ==========     =============   =============     =============   =============

     The Bank's regulatory capital ratios are based upon the shareholder's equity of the Bank adjusted as provided for in the capital regulations of the OTS. At December 31, 1998 and 1997, Highland Bancorp, Inc. has $1.1 million and $4.0 million of shareholders' equity, respectively, which is not included in the above table.

(18) Disclosures about Fair Value of Financial Instruments

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



                                     F-28                            (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial

                  Statements December 31, 1998, 1997 and 1996


   The following methods and assumptions were used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value.

   (a)  Cash and Cash Equivalents

        The carrying amount is a reasonable estimate of fair value.

   (b)  Securities

        The fair values of securities are based on quoted market prices or dealer quotes.

   (c)  Loans Receivable

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

   (d)  Deposit Liabilities

        The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   (e)  FHLB Advances

        Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   (f)  Accrued Interest Receivable and Payable

        The carrying amount approximates fair value because of the short maturity of these items.


                                     F-29                           (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                        1998                                           1997
                                       ----------------------------------------      ----------------------------------------
                                          Carrying                  Fair                 Carrying                 Fair
                                           amount                   value                 amount                  value
                                       -----------------      -----------------      -----------------      ------------------
Financial assets:
 Cash and cash equivalents              $     28,776                 28,776                 26,420                 26,420
 Securities available-for-sale                53,374                 53,374                 49,635                 49,635
 Securities held-to-maturity                  11,926                 11,877                 15,419                 15,263
 Loans receivable                            483,694                507,903                427,237                433,965
Accrued interest receivable                    4,205                  4,205                  3,789                  3,789
Financial liabilities:
 Deposits                                    388,047                389,822                363,678                364,980
 FHLB advances and other
  borrowings                                 160,900                161,670                135,000                134,801
 Accrued interest payable                        593                    593                  1,024                  1,024

(19) Quarterly Financial Information (Unaudited)
     (Dollars in thousands, except per share amounts and common stock closing prices)

                                                                                  Three months ended
                                                        ----------------------------------------------------------------------
                                                           March 31,      June 30,        September 30,         December 31,
                                                             1998           1998             1998                   1998
                                                         ------------    -----------     -------------         -------------
Year ended December 31, 1998:
 Interest income                                         $   12,241        12,532             12,926               13,518
 Interest expense                                             6,528         6,671              6,950                6,832
 Net interest income                                          5,713         5,861              5,976                6,686
 Provision for losses on loans                                  940           860                790                  725
 Net interest income after provision for losses on
  loans                                                       4,773         5,001              5,186                5,961
 Total noninterest income                                       779           483              1,622                  494
 Net (income) cost of operation of real estate
  acquired through foreclosure                                   15          (126)               123                  (31)
 General and administrative expenses                          2,258         2,317              2,375                2,686
 Income before taxes                                          3,279         3,293              4,310                3,800
 Income tax                                                   1,355         1,365              1,780                1,590
 Net income                                                   1,924         1,928              2,530                2,210
 Basic earnings per share                                       .83           .83               1.10                 1.01
 Diluted earnings per share                                     .79           .79               1.05                  .97
 Closing prices for common stock:
   High                                                       38.50         43.50              42.56                36.13
   Low                                                        33.25         37.50              37.88                31.50
                                                         ============    ===========     =============         =============

                                     F-30                            (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

                                                                                   Three months ended
                                                          ------------------------------------------------------------------------
                                                            March 31,          June 30,         September 30,       December 31,
                                                              1997               1997               1997                1997
                                                          ------------       --------------      -------------       -------------
Year ended December 31, 1997:
 Interest income                                         $   10,671             10,756             11,358               11,844
 Interest expense                                             5,641              5,778              6,395                6,410
 Net interest income                                          5,030              4,978              4,963                5,434
 Provision for losses on loans                                1,800                924              1,230                1,210
 Net interest income after provision for losses on
  loans                                                       3,230              4,054              3,733                4,224
 Total noninterest income                                     1,565                425              1,306                  628
 Net cost of operation of real estate acquired
  through foreclosure                                           101                 33                246                  175
 General and administrative expenses                          2,838              2,524              2,309                2,192
 Income before taxes                                          1,856              1,922              2,484                2,485
 Income tax                                                     565                569                745                  745
 Net income                                                   1,291              1,353              1,739                1,740
 Basic earnings per share                                       .56                .59                .76                  .75
 Diluted earnings per share                                     .55                .58                .73                  .72
 Closing prices for common stock:
   High                                                       24.00              25.75              31.00               33.125
   Low                                                        17.50              20.50              25.00                31.25
                                                          ============       ==============      =============       =============


(20) Parent Company Condensed Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Highland Bancorp, Inc. (Parent Company only) as of December 31, 1998 and 1997 and for the years then ended (dollars in thousands):

                                                                                             December 31
                                                                          ----------------------------------------------
                 Statements of Financial Condition                                 1998                      1997
--------------------------------------------------------------------      --------------------      --------------------
Assets:
 Cash and cash equivalents                                                $        1,055                       121
 Receivable from Highland Federal Bank                                                --                     3,800
 Investment in Highland Federal Bank                                              42,329                    37,524
 Other assets                                                                        154                        79
                                                                          --------------------      --------------------
                                                                          $        43,538                   41,524
                                                                          ====================      ====================

Liabilities and shareholders' equity:
 Payable to Highland Federal Bank                                         $           99                        12
 Shareholders' equity                                                             43,439                    41,512
                                                                          --------------------      --------------------
                                                                          $       43,538                    41,524
                                                                          ====================      ====================

                                     F-31                            (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

                                                                                        Year ended December 31
                                                                               ------------------------------------
                      Statements of Operations                                     1998                     1997
--------------------------------------------------------------------           -----------               ----------
Other expense                                                                  $       (66)                     (12)
Dividends received from Highland Federal Bank                                        4,000                      200
Equity in undistributed income of Highland Federal Bank                              4,658                    5,935
                                                                               -----------               ----------

       Net income                                                              $     8,592                    6,123
                                                                               ===========               ==========



                                                                                        Year ended December 31
                                                                               ------------------------------------
                   Statements of Cash Flows                                       1998                     1997
--------------------------------------------------------------------           -----------               ----------
Cash flows from operating activities:
 Net income                                                                    $     8,592                    6,123
 Adjustments to reconcile net income to cash used by operating activities:
    Equity in undistributed income of Highland Federal Bank                         (4,658)                  (5,935)
    Decrease in receivable from Highland Federal Bank                                3,800                       --
    Increase in other assets                                                           (75)                     (79)
    Increase in other liabilities                                                       87                       12
                                                                               -----------               ----------

       Net cash used by operating activities                                         7,746                      121
                                                                               -----------               ----------

Cash flows from financing activities:
 Common stock options exercised                                                        135                       --
 Common stock dividends paid                                                        (1,147)                      --
 Repurchase of treasury shares                                                      (5,800)                      --
                                                                               -----------               ----------

       Net cash used by financing activities                                        (6,812)                      --
                                                                               -----------               ----------

       Net increase in cash and cash equivalents                                       934                      121

Cash and cash equivalents, beginning of year                                           121                       --
                                                                               -----------               ----------

Cash and cash equivalents, end of year                                         $     1,055                      121
                                                                               ===========               ==========

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number      Description of Exhibit
-------     ----------------------

21.0        Subsidiaries of the Registrant.
23.1        Consent of KPMG LLP.
23.2        Consent of Grant Thornton LLP.
27.0        Financial Data Schedule.