Form 10-Q
period 1999-03-31
HIGHLAND BANCORP INC
filed 1999-05-14
CIK 1048486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q



       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

                                       OR

       [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    ------------------

                        Commission file number: 0-29668


                            HIGHLAND BANCORP, INC.
            (Exact name of Registrant as specified in its charter)


             Delaware                                 95-4654552
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification Number)


             601 South Glenoaks Boulevard
             Burbank, California                      91502
             (Address of principal executive office)  (Zip Code)


      Registrant's telephone number, including area code: (818) 848-4265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X] No [_].

At May 10, 1999, 2,195,068 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands except share data)

                                                                            March 31,                 December 31,
                                                                              1999                       1998
                                                                    --------------------       ---------------------
                     ASSETS
Cash and cash equivalents                                      $                 24,321                      28,776
Investment securities
  Securities available for sale                                                  52,611                      53,374
  Securities held to maturity                                                    10,881                      11,926
Loans receivable, net                                                           502,946                     483,694
Real estate acquired through foreclosure, net                                       327                         630
Federal Home Loan Bank stock - at cost                                            7,645                       7,545
Accrued interest receivable                                                       4,019                       4,205
Premises and equipment, net                                                       2,221                       2,300
Deferred income taxes, net                                                        4,425                       4,409
Other assets                                                                      7,889                       7,944
                                                                    --------------------       ---------------------
                                                               $                617,285                     604,803
                                                                    ====================       =====================


       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                     $                398,585                     388,047
  FHLB Advances                                                                 149,900                     150,900
  Securities sold under agreements to repurchase                                 10,000                      10,000
  Accounts payable and other liabilities                                         13,296                      10,416
  Income taxes payable                                                                1                       2,001
                                                                    --------------------       ---------------------
         Total liabilities                                                      571,782                     561,364
                                                                    --------------------       ---------------------

Shareholders' equity:
  Preferred stock - 1,000,000 shares authorized,
    no shares issued                                                                  -                           -
  Common stock - authorized 8,000,000 shares of $.01
    stated value, issued 2,331,174  shares in 1999 and
    in 1998                                                                          23                          23
  Additional paid-in capital                                                     15,662                      16,279
  Retained earnings                                                              35,128                      32,952
  Treasury shares - 136,865 shares in 1999 and
    150,000 shares in 1998                                                       (5,271)                     (5,800)
  Accumulated other comprehensive loss-unrealized
    losses on securities available-for-sale:                                        (39)                        (15)
                                                                    --------------------       ---------------------
         Total shareholders' equity                                              45,503                      43,439
                                                                    --------------------       ---------------------
                                                               $                617,285                     604,803
                                                                    ====================       =====================

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)

                                                               Three months ended March 31,
                                                               1999                   1998
                                                        -------------------    ------------------
                                                                                C>
Interest income
  Loans                                              $              12,457                11,004
  Securities                                                         1,136                 1,237
                                                        -------------------    ------------------
         Total interest income                                      13,593                12,241
                                                        -------------------    ------------------

Interest expense
  Deposits                                                           4,535                 4,581
  FHLB advances and other borrowings                                 2,147                 1,947
                                                        -------------------    ------------------
         Total interest expense                                      6,682                 6,528
                                                        -------------------    ------------------

         Net interest income                                         6,911                 5,713

Provision for losses on loans                                          718                   940
                                                        -------------------    ------------------
         Net interest income after provision for
            losses on loans                                          6,193                 4,773

Noninterest income
  Gain on the sale of loans                                              -                   276
  Gain on the sale of securities available for
     sale                                                                -                    13
  Other                                                                469                   490
                                                        -------------------    ------------------
         Total noninterest income                                      469                   779

Noninterest expense:
General & administrative expenses
  Compensation and benefits                                          1,474                 1,384
  Occupancy and equipment                                              293                   266
  FDIC insurance premium                                                60                    54
  Service bureau and related equipment rental                          161                   130
  Other                                                                508                   424
                                                        -------------------    ------------------
         Total general and administrative
            expenses                                                 2,496                 2,258

  (Income) cost of operation of real estate
    acquired through foreclosure                                        (3)                   15
                                                        -------------------    ------------------
        Total noninterest expense                                    2,493                 2,273
                                                        -------------------    ------------------
        Income before income taxes                                   4,169                 3,279
Income taxes                                                         1,721                 1,355
                                                        -------------------    ------------------
        Net income                                                   2,448                 1,924
                                                        -------------------    ------------------
Other comprehensive income:
  Unrealized (losses) gains on securities
    available-for-sale                                                 (40)                   60
  Reclassification adjustment for gains (loss)
    included in income                                                   -                    11
  Income taxes on other comprehensive income                            16                   (24)
                                                        -------------------    ------------------
         Other comprehensive (loss) income, net
           of tax                                                      (24)                   47
                                                        -------------------    ------------------
Comprehensive income                                 $               2,424                 1,971
                                                        ===================    ==================
Basic net earnings per share                                         $1.12                 $0.83
                                                        ===================    ==================
Diluted net earnings per share                                       $1.07                 $0.79
                                                        ===================    ==================

HIGHLAND BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

                                                                                   Three months ended March 31,
                                                                                   1999                  1998
                                                                          --------------------   --------------------
Net cash flows from operating activities:
    Net earnings                                                      $                 2,448                  1,924
    Adjustments to reconcile net earnings to net cash
          provided by operating activities:
        Gain on sale of loans                                                               -                   (276)
        Gain on sale of securities available-for-sale                                       -                    (13)
        Amortization of premiums on securities                                             79                     60
        Federal Home Loan Bank stock dividend                                            (100)                   (95)
        Increase in net deferred tax asset                                                  -                   (362)
        Gain on sale of real estate acquired through
          foreclosure, net                                                                 (1)                    34

        Deferred direct loan origination fees and costs, net                             (325)                   356
        Amortization of deferred compensation expense                                       -                     32
        Provision for losses on loans                                                     718                    940
        Decrease (increase) in accrued interest receivable                                186                   (303)
        Depreciation                                                                      108                    170
        Decrease (increase) in other assets                                                55                 (1,026)
        Decrease in income taxes payable                                               (2,000)                (1,133)
        Increase in accounts payable and other liabilities                              2,880                  1,034
                                                                          --------------------   --------------------
            Net cash provided by operating activities                                   4,048                  1,342
                                                                          --------------------   --------------------

Cash flows from investing activities:
        Purchases of securities available-for-sale                                     (6,306)               (21,142)
        Sales and maturities of securities available-for-  sale                         6,974                 13,022
        Principal payments on securities held-to-maturity                               1,021                    700
        Net increase in loans receivable                                              (19,690)               (15,972)
        Net costs capitalized on real estate acquired through
          foreclosure                                                                       -                   (157)

        Proceeds from the sale of loans                                                     -                  8,268
        Proceeds from the sale of real estate acquired   through
          foreclosure                                                                     349                    947

        Purchases of premises and equipment, net                                          (29)                  (180)
                                                                          --------------------   --------------------
            Net cash used in investing activities                                     (17,681)               (14,514)
                                                                          --------------------   --------------------

Cash flows from financing activities:
        Net increase in deposits                                                       10,538                 14,068
        Common stock options exercised                                                    178                     90
        Dividends paid on common stock                                                   (272)                     -
        Repurchase of treasury stock                                                     (266)                     -
        Net repayments of FHLB advances                                                (1,000)               (10,000)
                                                                          --------------------   --------------------
            Net cash provided by financing activities                                   9,178                  4,158
                                                                          --------------------   --------------------
Increase (decrease) in cash and cash equivalents                                       (4,455)                (9,014)
Cash and cash equivalents at beginning of year                                         28,776                 26,420
                                                                          --------------------   --------------------
Cash and cash equivalents at end of period                            $                24,321                 17,406
                                                                          ====================   ====================
Supplemental disclosures of cash flow information:
        Interest paid                                                 $                 7,848                  6,807
        Income taxes paid                                                               3,000                  2,750
                                                                          ====================   ====================
Supplemental disclosure of noncash investing and financing
activities:
        Acquisition of real estate in settlement of loans             $                    45                  1,369
        Loans made in conjunction with real estate sales                                    -                    533
                                                                          ====================   ====================

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position and income and comprehensive income and cash flows for the interim periods presented. The financial position at March 31, 1999, and income and comprehensive income for the three months ended March 31, 1999 are not necessarily indicative of income and comprehensive income that may be expected for the year ending December 31, 1999. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                     Three Months Ended
                                                          March 31,
                                           ------------------------------------
                                                   1999              1998
                                           ------------------------------------

Basic EPS - weighted average number
of shares used in computation                 2,192,196         2,321,081


Effect of dilutive securities - incremental
 shares from outstanding stock options           93,070           113,997
                                           ------------------------------------

Diluted EPS - weighted average number
of shares used in computation                 2,285,266         2,435,078
                                           ====================================

Basic shares outstanding at end of
period                                        2,194,309         2,322,687
                                           ====================================

At March 31, 1999, there were 109,000 option shares that had an antidilutive effect on earnings per share and were excluded from the diluted earnings per share calculations. There were no option shares that had an antidilutive effect on earnings at March 31, 1998.


NOTE C - SUBSEQUENT EVENTS

On April 19, 1999, the Board of Directors declared a 12.5 cent per share cash dividend, payable to common stockholders of record as of April 30, 1999, to be paid on or about May 12, 1999, and a 2 for 1 stock split, effected as a stock dividend, payable to common stockholders of record as of May 3, 1999, to be paid on or about May 14, 1999.

HIGHLAND BANCORP, INC. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported net earnings for the three months ended March 31, 1999, of $2.4 million, or $1.12 basic earnings per share ($1.07 diluted earnings per share), compared to net earnings of $1.9 million, or $0.83 basic earnings per share ($0.79 diluted earnings per share), for the three months ended March 31, 1998. Net earnings for the three months ended March 31, 1998 included a gain of $0.3 million from the sale of loans.

Net interest income for the three months ended March 31, 1999 totaled $6.9 million, compared to $5.7 million for the comparable 1998 period. The increase in 1999 compared with 1998 was due primarily to volume variances.

The Company reported general and administrative expenses of $2.5 million for the three months ended March 31, 1999, compared to $2.3 million in the first three months in 1998. The ratio of general and administrative expenses to average assets was 1.64% for both the 1999 and 1998 periods.


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

                                                               Three Months Ended
                                                                 March 31, 1999
                                                             Compared to Three Months
                                                               Ended March 31, 1998
                                                            Increase (Decrease) due to
                                           -----------------------------------------------------------
                                                                  (In thousands)
                                           -----------------------------------------------------------
                                                  Volume               Rate                 Net
                                           ---------------------------------------   -----------------
Interest Income:
Loans                                              $1,618                   (165)             1,453
Mortgage-related securities                           191                     (1)               190
Investments                                          (230)                   (61)              (291)
                                          ------------------------------------------------------------
Total interest income on
interest-earning assets                             1,579                   (227)             1,352
                                          ------------------------------------------------------------

Interest Expense:
Deposits                                              308                   (354)               (46)
FHLB advances and other borrowings                    371                   (171)               200
                                          ------------------------------------------------------------
Total interest expense on
interest-bearing liabilities                          679                   (525)               154
                                          ------------------------------------------------------------
Change in net interest income                      $  900                    298              1,198
                                          ============================================================


Net interest income for the three months ended March 31, 1999, was $6.9 million compared to $5.7 million for the first quarter of 1998. The increase in net interest income for the quarter ended March 31, 1999, is principally attributable to increased amounts of net loans receivable outstanding in the first quarter of 1999 compared with the 1998 first quarter, to increased levels of deferred loan fee and discount amortization and loan prepayment fee recognition related to increased levels of loan prepayments in the first quarter of 1999 compared with the first quarter of 1998, and to decreases in the Company's cost of funds during the first quarter of 1999 compared with the first quarter of 1998. For the first three months of 1999, loan principal amortization and payoffs were $27.9 million, compared to $19.9 million for the 1998 year to date period. This resulted in prepayment fee income of $235,000 for the three months ended March 31, 1999, compared to $151,000 for the same 1998 period. The increase in loan prepayments also resulted in accelerated amortization of deferred loan fees for the 1999 first quarter when compared to 1998. Management anticipates that the yields earned on the Company's loan portfolio will decrease if the levels of loan prepayments decline.
Additionally, for both 1999 and 1998, the Company has recognized interest income related to the amortization of a deep discount of a small pool of real estate loans purchased in late 1996. These loans will all mature in 1999. Without the discount amortization on this pool of loans, the yield earned by the Company would have been reduced by approximately 13 basis points for the three months ended March 31, 1999. At March 31, 1999, the contractual yield on the Company's interest earning assets was 8.95% excluding loan origination fee and discount amortization and loan prepayment fee income, while the contractual cost of interest bearing liabilities was 4.95%. At March 31, 1998, the contractual yield on interest earning assets was 9.12%, while the cost of interest bearing liabilities was 5.46%. The Company's net interest margin for the quarter ended March 31, 1999, was 4.75%, compared with a net interest margin of 4.36% like respective period of 1998. The increase in the net interest margin in the first three months of 1999, compared with the net interest margin for the first three months of 1998, is attributable principally to a 40 basis point decrease in the cost of the Company's interest bearing liabilities between the first quarter of 1999 compared with the first quarter of 1998.

The Company's ability to continue to increase the size of its loan portfolio, which creates a positive volume variance in net interest income, is dependent on both economic and Bank regulatory issues. The Bank's ability to make new commercial real estate loans, which represented 64% of the new loan volume for the three months ended March 31, 1999, is restricted by a regulatory limit on the amount of total nonresidential real estate loans which cannot exceed a maximum of 400% of the Bank's total regulatory capital. At March 31, 1999, the Bank had $8 million of additional nonresidential real estate lending capacity available under the 400% of capital test. The Bank is also subject to the "Qualified Thrift Lender" ("QTL") test, which it must meet in order to retain its ability to operate without restrictions as a savings institution, and which places certain restrictions on the types of loans and investments that can be held by the Bank. Under the QTL test, the Bank must maintain a minimum of 65% of its assets in qualified thrift investments, which consist principally of residential and small business loans and mortgage-backed securities. At March 31, 1999, the Bank held 66.0% of its assets in qualified thrift investments.


The following table reflects activity in the Company's loan portfolio:


                                                   For the three months ended March 31,
                                                -----------------------------------------
               (In thousands)                           1999                  1998
                                                -----------------------------------------
Net loans at beginning of period                        $483,694              $427,237

Loans originated:
   Real estate loans:
     Multi-family                                         16,702                19,867
     Commercial                                           30,100                11,320
     Construction and land                                    88                 2,022
                                                ------------------   --------------------
            Total loans originated                        46,890                33,209

Less:
  Principal payments (including payoffs)                  27,863                19,948
  Loan sales                                                   -                 8,268
  Other, net                                                (225)                 (643)
                                                ------------------   --------------------
Loans receivable, net                                   $502,946              $432,873
                                                ==================   ====================



Provision and Allowance for Loan Losses

For the three months ended March 31, 1999, the Company's provision for loan losses totaled $0.7 million, compared to $0.9 million for the comparable period in 1998. The Company's decreased provision for 1999 compared with 1998 reflects the decreases in nonaccrual loans and reduced levels of loan chargeoffs during 1999, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At March 31, 1999, the Company's nonperforming assets, consisting of nonaccrual loans and REO, totaled $2.5 million, compared to $6.2 million at March 31, 1998 and $3.0 million at December 31, 1998. The Company's allowance for loan losses as a percentage of gross loans receivable was 2.02% at March 31, 1999, compared to 2.06% at March 31, 1998.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):

                                                  For the Three                For the Year
                                                  Months Ended                    Ended
                                                 March 31, 1999             December 31, 1998
                                            ----------------------      -----------------------
Balance at beginning of period                            $ 9,909                       $8,848
Provision for loss                                            718                        3,315
Chargeoffs:
   Real estate loans:
   One-to-four family                                          25                           91
   Multi-family                                               188                        1,144
   Commercial                                                  30                          968
   Construction and land                                        -                           47
   Consumer                                                     -                            4
                                            ----------------------      -----------------------
            Total                                             243                        2,254
                                            ----------------------      -----------------------
Balance at end of period                                  $10,384                       $9,909
                                            ======================      =======================



While management believes that the allowance for loan losses at March 31, 1999, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.


The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                          As of                     As of
                                                      March 31, 1999          December 31, 1998
                                                    -----------------       --------------------
Nonaccrual loans:
  Real Estate:
    One-to-four family                                        $  575                     $  526
    Multi-family                                               1,062                      1,379
    Commercial                                                   538                        423
  Consumer                                                        37                         37
                                                    -----------------       --------------------
            Total                                              2,212                      2,365
REO                                                              327                        630
                                                    -----------------       --------------------
            Total nonperforming assets                        $2,539                     $2,995
                                                    =================       ====================
Troubled debt restructurings                                  $2,982                     $3,017
                                                    =================       ====================

Allowance for loan losses as a percentage
  of gross loans receivable                                    2.02%                      2.01%
Nonaccrual loans as a percentage of
  gross loans receivable                                       0.43%                      0.48%
Nonperforming assets as a percentage
  of total assets                                              0.41%                      0.50%

Noninterest Income

Noninterest income for the three months ended March 31, 1999, was $0.5 million compared to $0.8 million for the like quarter of 1998. The 1998 three month period includes $0.3 million gain on sale of loans, while the comparable 1999 periods includes no non recurring items.


Noninterest Expense

Noninterest expense for the three months ended March 31, 1999, was $2.5 million, compared to $2.3 million for the like respective period in 1998. The ratio of noninterest expense to average assets decreased to 1.63% for the three months ended March 31, 1999, from 1.65% for the same period in 1998.

The ratio of general and administrative expense to average assets for the three months ended March 31, 1999, was 1.64%, which was unchanged from the like period of 1998. The increase in general and administrative expense for the three month period in 1999 was due primarily to increases in compensation, data processing and related depreciation on new equipment related to the Company's fourth quarter 1998 conversion to a new computer service bureau, and miscellaneous other charges.


Income Taxes

For the three months ended March 31, 1999, the Company recorded income taxes of $1.7 million, compared to income taxes of $1.4 million for the like period in 1998. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

Total assets at March 31, 1999, were $617.3 million, compared to $604.8 million at December 31, 1998. The Company's cash and investment securities decreased to $87.8 million at March 31, 1999, from $94.1 million at December 31, 1998. Loans receivable increased $19.3 million during the three months ended March 31, 1999 as a result of $46.9 million of new loan originations, which offset $27.9 million amortization and prepayment of loans. Total liabilities at March 31, 1999 were $571.8 million compared to $561.4 million at December 31, 1998. This increase was due to a net increase in deposits of $10.5 million. Shareholders' equity increased slightly during the three months ended March 31, 1999, to $45.5 million, compared to $43.4 million at December 31, 1998, reflecting $2.4 million of earnings for the period, offset by the $0.1 million treasury stock repurchase net of new option shares issued in the quarter and $0.3 million dividends paid to the Company's common shareholders.


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

For the three months ended March 31, 1999, the growth in the loan portfolio was funded primarily by a $9.5 million net increase in deposits and borrowings.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1998, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratios for the three months ended March 31, 1999 and 1998 were 11.04% and 13.44%, respectively.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $1.6 million at March 31, 1999, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.

Regulatory Capital

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at March 31, 1999, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at March 31, 1999 and December 31, 1998:

                                                                                                        Minimum to Be "Well
                                                           Actual as of          Mminimum for            Capitalized" Under
                                Actual as of               December 31,        capital adequacy          Prompt Corrective
                               March 31, 1999                  1998                purposes              Action Provisions
                         ---------------------------------------------------------------------------------------------------
Tangible capital                        7.12%                     7.01%                   1.50%                        N/A
Leverage Capital                        7.12%                     7.01%                   4.00%                       5.00%
Risk-based Capital                     10.31%                    10.38%                   8.00%                      10.00%


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

Where Highland's systems were identified as Year 2000 compliant and available for testing before by September 30, 1998, Highland completed its validation of such systems by December 31, 1998. This testing included the Company's loan servicing computer system and wire transfer system, which were identified as critical systems. However, because Highland converted to a new service bureau for its deposits and general ledger, it is unable to perform its Year 2000 testing (validation) on these systems and the functionally related ATM transactions software until the second quarter of 1999. Although these vendors have advised Highland that their software is already Year 2000 compliant, the Company has assumed additional business and regulatory risk by not being able to test these systems relative to the Company's own systems and data until 1999.

Because all Highland's critical computer systems are written and maintained by outside vendors, the direct costs incurred by Highland for Year 2000 issues have been less than if Highland had to utilize its own personnel to modify or rewrite computer software. Highland spent approximately $25,000 in the first quarter of 1999 and $75,000 in the year ended December 31, 1998, primarily indirect labor to oversee planning and testing for Year 2000. Highland expects to spend a total of $100,000 in 1999 to complete its Year 2000 program. These costs will be funded from the operations of the Bank. Highland has determined that it has little or no exposure to contingencies related to the Year 2000 Issue for products it has sold.

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

Year 2000 risks not directly related to Highland's computer software and systems include the risk of large withdrawals by deposit customers as a response to perceived Year 2000 problems and the risk of adverse business impacts on the Bank's loan customers. Highland has made an assessment of the potential impact of Year 2000 issues on its customers, and does not believe this poses a significant risk to Highland. Despite Highland's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions, or the costs necessary to maintain system availability, will not have a material adverse impact on Highland's business, financial condition or results of operations.

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

During 1998 and the first three months of 1999, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, (b) purchasing principally adjustable-rate mortgage-backed securities and short-term investment securities and (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of Highland's FHLB advances and other borrowings.

Highland's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1998. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

At March 31, 1999 and 1998, the Company did not hold any derivative financial instruments.


This discussion and analysis contains certain statements which constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, relating to, among other things, future cash dividends, and future earnings levels, which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. These risks and uncertainties include economic conditions, interest rates, changes in government regulation and monetary policy, competition in the geographic and business areas in which Highland conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business-Factors That May Affect Future Results." in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                           PART II. OTHER INFORMATION

ITEMS 1-5.

Item 1.  Not applicable

Item 2.  Not applicable

Item 3.  Not applicable

Item 4. (a) On April 22, 1999, the Company held its Annual Meeting of Stockholders.

         (b) Stockholders voted on the following matters:

          (i) The election of Stephen N. Rippe as a director for a term to expire in 2002:

      Votes         For          Against        Abstain          Broker non-vote
                 1,966,383          0            4,900                 0

         (ii) The election of George Piercy as a director for a term to expire in 2002:

      Votes         For          Against        Abstain          Broker non-vote
                 1,966,383          0            4,900                 0

Richard Cross, William Dyess, Richard O. Oxford, Shirley E. Simmons and Woodrow De Witt continued their existing terms as directors.

        (iii) The ratification of KPMG LLP as independent public accountants for 1999:

      Votes         For          Against        Abstain          Broker non-vote
                 1,970,783         500             0                   0


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

                                           HIGHLAND BANCORP, INC.
                                           ----------------------
                                              (Registrant)



DATED:  May 14, 1999                       /S/ ANTHONY L. FREY
                                           -------------------
                                           Anthony L. Frey,
                                           Principal Financial Officer