Form 10-Q
period 1999-06-30
HIGHLAND BANCORP INC
filed 1999-08-09
CIK 1048486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q



       [X]   QUARTERLY Report Pursuant to Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

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

At August 6, 1999, 4,427,835 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollar amounts in thousands, except share data)

                                                                            June 30,                 December 31,
                                                                              1999                       1998
                                                                         --------------             ---------------
                     ASSETS
Cash and cash equivalents                                                $       33,172                      28,776
Securities available for sale                                                    69,544                      53,374
Securities held to maturity (fair value of $9,902 in 1999
  and $11,877 in 1998)                                                           10,091                      11,926
Loans receivable, net                                                           505,281                     483,694
Real estate acquired through foreclosure, net                                       468                         630
Federal Home Loan Bank stock - at cost                                            7,744                       7,545
Accrued interest receivable                                                       4,169                       4,205
Premises and equipment, net                                                       2,208                       2,300
Deferred income taxes, net                                                        4,826                       4,409
Other assets                                                                      7,959                       7,944
                                                                         ---------------            ----------------
                                                                         $      645,462                     604,803
                                                                         ===============            ================


          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                               $      428,780                     388,047
  Federal Home Loan Bank advances                                               149,900                     150,900
  Securities sold under agreements to repurchase                                 10,000                      10,000
  Accounts payable and other liabilities                                          9,735                      10,416
  Income taxes payable                                                                -                       2,001
                                                                         ---------------            ----------------
         Total liabilities                                                      598,415                     561,364
                                                                         ---------------            ----------------

Shareholders' equity:
  Preferred stock - authorized 1,000,000 shares of $.01
    stated value; no shares issued                                                    -                           -
  Common stock - authorized 8,000,000 shares of $.01
    stated value, issued 4,662,348 shares in 1999 and
    2,331,174 shares in 1998                                                         47                          23
  Additional paid-in capital                                                     15,504                      16,279
  Retained earnings                                                              36,841                      32,952
  Treasury shares - 234,513 shares in 1999 and
    150,000 shares in 1998, at cost                                              (4,520)                     (5,800)
  Accumulated other comprehensive loss-unrealized
    losses on securities available-for-sale:                                       (825)                        (15)
                                                                         ---------------            ----------------
         Total shareholders' equity                                              47,047                      43,439
                                                                         ---------------            ----------------
                                                                         $      645,462                     604,803
                                                                         ===============            ================

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollar amounts in thousands, except per share data)

                                                           Three months ended               Six months ended
                                                                June 30,                        June 30,
                                                        -------------------------      ---------------------------
                                                            1999           1998            1999            1998
                                                        ---------      ----------      ----------       ----------
Interest income:
  Loans                                                 $  12,436          11,296          24,893           22,300
  Securities                                                1,164           1,236           2,300            2,473
                                                        ---------      ----------      ----------      -----------
         Total interest income                             13,600          12,532          27,193           24,773
                                                        ---------      ----------      ----------       ----------

Interest expense:
  Deposits                                                  4,618           4,731           9,153            9,312
  FHLB advances and other borrowings                        2,187           1,940           4,334            3,887
                                                        ---------      ----------      ----------      -----------
         Total interest expense                             6,805           6,671          13,487           13,199
                                                        ---------      ----------      ----------      -----------

         Net interest income                                6,795           5,861          13,706           11,574

Provision for losses on loans                                 600             860           1,318            1,800
                                                        ---------      ----------      ----------       ----------
         Net interest income after provision for
            losses on loans                                 6,195           5,001          12,388            9,774

Noninterest income:
  Gain on the sale of loans                                   169               -             169              276
  Gain on the sale of securities available for
     sale                                                       -               -               -               13
  Other                                                       498             483             967              973
                                                        ---------      ----------      ----------       ----------
         Total noninterest income                             667             483           1,136            1,262

Noninterest expense:
General & administrative expenses
  Compensation and benefits                                 2,578           1,370           4,052            2,754
  Occupancy and equipment                                     303             263             596              529
  FDIC insurance premiums                                      57              56             117              110
  Service bureau and related equipment rental                 180             164             341              294
  Other                                                       423             464             931              888
                                                        ---------      ----------      ----------      -----------
         Total general and administrative
            Expenses                                        3,541           2,317           6,037            4,575

  Income from operation of real estate
    acquired through foreclosure                              (80)           (126)            (83)            (111)
                                                        ---------      ----------      ----------      -----------
         Total noninterest expense                          3,461           2,191           5,954            4,464
                                                        ---------      ----------      ----------      -----------
         Income before income taxes                         3,401           3,293           7,570            6,572
Income taxes                                                1,408           1,365           3,129            2,720
                                                        ---------      ----------      ----------      -----------
         Net income                                         1,993           1,928           4,441            3,852
                                                        ---------      ----------      ----------      -----------
Other comprehensive income:
  Unrealized (losses) gains on securities
    available-for-sale                                     (1,186)            118          (1,226)             178
  Reclassification adjustment for gains (loss)
    included in income                                          -               -               -               11
  Income taxes on other comprehensive income
                                                              400             (41)            416              (65)
                                                        ---------      ----------      ----------      -----------

         Other comprehensive (loss) income, net
           of tax                                            (786)             77            (810)             124
                                                        ---------      ----------      ----------      -----------

Comprehensive income                                    $   1,207           2,005           3,631            3,976
                                                        =========      ==========      ==========      ===========
Basic net earnings per share                            $    0.45      $     0.41      $     1.01      $      0.82
                                                        =========      ==========      ==========      ===========
Diluted net earnings per share                          $    0.44      $     0.39      $     0.98      $      0.79
                                                        =========      ==========      ==========      ===========

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                Six months ended June 30,
                                                                          ------------------------------------
                                                                              1999                    1998
                                                                          ------------           -------------
Net cash flows from operating activities:
    Net income                                                            $     4,441                  3,852
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Gain on sale of loans                                                    (169)                  (276)
        Gain on sale of securities available-for-sale                               -                    (13)
        Amortization of premiums on securities                                    104                    171
        Federal Home Loan Bank stock dividend                                    (199)                  (194)
        Deferred income taxes                                                       -                   (324)
        Gain on sale of real estate acquired through foreclosure, net             (72)                  (209)
        Deferred direct loan origination fees and costs, net                     (492)                  (222)
        Amortization of deferred compensation expense                               -                     64
        Provision for losses on loans                                           1,318                   1800
        Decrease (increase) in accrued interest receivable                         36                   (564)
        Depreciation                                                              233                    340
        Decrease (increase) in other assets                                       (15)                (1,330)
        Decrease in income taxes payable                                       (2,001)                (2,487)
        Increase in accounts payable and other liabilities                       (681)                 1,640
                                                                          -----------            -----------
            Net cash provided by operating activities                           2,503                  2,248
                                                                          -----------            -----------
Cash flows from investing activities:
        Purchases of securities available-for-sale                            (29,815)               (39,464)
        Sales and maturities of securities available-for-sale                  12,351                 16,974
        Principal payments on securities held-to-maturity                       1,798                  1,603
        Net increase in loans receivable                                      (28,930)               (26,227)
        Net costs capitalized on real estate acquired through
         foreclosure                                                              (81)                  (196)
        Proceeds from the sale of loans                                         6,285                  8,544
        Proceeds from the sale of real estate acquired through
         foreclosure                                                              716                  1,304
        Purchases of premises and equipment, net                                 (141)                  (329)
                                                                          -----------            -----------
            Net cash used in investing activities                             (37,817)               (37,791)
                                                                          -----------            -----------
Cash flows from financing activities:
        Net increase in deposits                                               40,733                 22,530
        Common stock options exercised, including tax benefit                   1,165                    197
        Dividends paid on common stock                                           (552)                  (582)
        Repurchase of treasury stock                                             (636)                     -
        Proceeds from FHLB advances                                            22,000                 25,000
        Repayments of FHLB advances                                           (23,000)               (36,500)
        Increase in securities sold under agreements to repurchase                  -                 10,000
                                                                          -----------            -----------
            Net cash provided by financing activities                          39,710                 20,645
                                                                          -----------            -----------
Increase (decrease) in cash and cash equivalents                                4,396                (14,898)
Cash and cash equivalents at beginning of year                                 28,776                 26,420
                                                                          -----------            -----------
Cash and cash equivalents at end of period                                $    33,172                 11,522
                                                                          ===========            ===========
Supplemental disclosures of cash flow information:
        Interest paid                                                     $    14,619                 13,706
        Income taxes paid                                                       5,100                  5,575
                                                                          ===========            ===========
Supplemental disclosure of noncash investing and financing activities:
        Acquisition of real estate in settlement of loans                 $       401                  1,669
        Loans made in conjunction with real estate sales                            -                    746
                                                                          ===========            ===========

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and net income and comprehensive income and cash flows for the interim periods presented. The financial condition at June 30, 1999, and net income and comprehensive income for the three and six months ended June 30, 1999 are not necessarily indicative of income and comprehensive income that may be expected for the year ending December 31, 1999. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE B - EARNINGS PER SHARE

The following table reconciles the weighted average shares of common stock outstanding used in the basic EPS calculation to that used in the diluted EPS computation, as restated to reflect the 2 for 1 stock split, effected in the form of a 100% stock dividend, paid on May 14, 1999 to shareholders of record as of May 3, 1999.

                                                       Three months ended                       Six months ended
                                                            June 30,                                June 30,
                                                ---------------------------------       ---------------------------------
                                                     1999              1998                  1999              1998
                                                ---------------------------------       ---------------------------------

Basic EPS - weighted average number of
  shares used in computation                          4,403,335         4,655,582             4,393,916         4,648,670

Effect of dilutive securities - incremental
  shares from outstanding stock options                 122,757           232,502               114,935           230,260
                                                ---------------------------------       ---------------------------------
Diluted EPS - weighted average number of
  shares used in computation                          4,526,092         4,888,084             4,508,851         4,878,930
                                                =================================       =================================


NOTE C - SUBSEQUENT EVENT

On July 19, 1999, the Board of Directors declared a 6.25 cent per share cash dividend, payable to common stockholders of record as of July 30, 1999, to be paid on or before August 13, 1999.

HIGHLAND BANCORP, INC. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported net income for the three and six months ended June 30, 1999, of $2.0 million, or $0.44 diluted earnings per share, and $4.4 million, or $0.98 diluted earnings per share, respectively, compared to net income of $1.9 million, or $0.39 diluted earnings per share, and $3.9 million, or $0.79 diluted earnings per share, for the three and six months ended June 30, 1998. Net interest income for the three months ended June 30, 1999, increased 16% when compared to the 1998 second quarter, and the six months ended June 30, 1999 recorded a 18% increase over the comparable 1998 period.

The Company reported general and administrative expenses of $3.5 million and $6.0 million for the three and six months ended June 30, 1999, respectively, compared to $2.3 million and $4.6 million for the comparable 1998 periods. General and administrative expense as a percentage of average assets increased to 2.28% and 1.96% for the three and six months ended June 30, 1999, compared to 1.65% and 1.64% for the comparable 1998 periods.


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

                                                   Three months ended June 30, 1999         Six months ended June 30, 1999
                                                       compared to three months                 compared to six months
                                                          ended June 30, 1998                     ended June 30, 1998
                                                      Increase (Decrease) due to              Increase (Decrease) due to
                                                   ----------------------------------       -------------------------------
                                                            (In thousands)                          (In thousands)
                                                    Volume        Rate          Net          Volume       Rate        Net
                                                   ----------------------------------       -------------------------------
Interest Income:
Loans                                              $  1,688       (548)        1,140          3,302       (709)      2,593
Mortgage-related securities                             161         32           193            353         30         383
Other securities                                       (230)       (35)         (265)          (461)       (95)       (556)
                                                   ----------------------------------       -------------------------------
Total interest income on interest-
  earning assets                                      1,619       (551)        1,068          3,194       (774)      2,420
                                                   ----------------------------------       -------------------------------
Interest Expense:
Deposits                                                 88       (201)         (113)           360       (519)       (159)
FHLB advances and other borrowings                      408       (161)          247            778       (331)        447
                                                   ----------------------------------        ------------------------------
Total interest expense on interest-
  bearing liabilities                                   496       (362)          134          1,138       (850)        288
                                                   ----------------------------------        ------------------------------
Change in net interest income                      $  1,123       (189)          934          2,056         76       2,132
                                                   ==================================        ==============================


Net interest income for the three months ended June 30, 1999, was $6.8 million compared to $5.9 million for the second quarter of 1998. The increase in net interest income for the three and six month periods ended June 30, 1999, is almost entirely attributable to increased amounts of net loans receivable outstanding in the respective 1999 periods compared with 1998. The ratio of average interest-earning assets to average interest-bearing liablities increased to 108% and 106% for the three and six months ended June 30, 1999, compared to 104% and 103% for the comparable 1998 periods. Additionally, for both 1999 and 1998, the Company has recognized interest income related to the amortization of a deep discount of a small pool of real estate loans purchased in late 1996. These loans will all mature in 1999. Without the discount amortization on this pool of loans, the yield earned by the Company would have been reduced by approximately 9 basis points for the six months ended June 30, 1999. The Company's net interest margin for the quarter and six months ended June 30, 1999, was 4.64% and 4.60%, respectively, compared with a net interest margin of 4.46% and 4.41% for the same periods of 1998. The increase in the net interest margin in the 1999 second quarter and six month periods, compared with the net interest margin for the corresponding 1998 periods, is attributable principally to decreases in the cost of the Company's interest bearing-liabilities, an increase in the Company's ratio of interest-earning assets to interest-bearing liabilities and continued high levels of loan prepayment penalties and accelerated recognition of net deferred loan origination fees.

The Company's ability to continue to increase the size of its loan portfolio, which creates a positive volume variance in net interest income, is dependent on both economic and Bank regulatory issues. The Bank's ability to make new commercial real estate loans, which represented 53% of the new loan volume for the six months ended June 30, 1999, is restricted by a regulatory limit on the amount of total nonresidential real estate loans which cannot exceed a maximum of 400% of the Bank's total regulatory capital. At June 30, 1999, the Bank had $21.2 million of additional nonresidential real estate lending capacity available under the 400% of capital test. The Bank is also subject to the "Qualified Thrift Lender" ("QTL") test, which it must meet in order to retain its ability to operate without restrictions as a savings institution, and which places certain restrictions on the types of loans and investments that can be held by the Bank. Under the QTL test, the Bank must maintain a minimum of 65% of its assets in qualified thrift investments, which consist principally of residential and small business loans and mortgage-backed securities. At June 30, 1999, the Bank held 67.7% of its assets in qualified thrift investments.


The following table reflects activity in the Company's loan portfolio:


                                                          For the six months ended June 30,
                                                    ------------------------------------------
                (In thousands)                                1999                  1998
                                                    ------------------------------------------
Net loans at beginning of period                    $       483,694               427,237

Loans originated:
  Real estate loans:
     One-to-four family                                           -                   600
     Multi-family                                            37,311                35,727
     Commercial                                              46,618                25,955
     Construction and land                                    3,774                11,547
     Commercial and consumer                                      -                     8
                                                    ------------------------------------------
            Total loans originated                           87,703                73,837

Less:
  Principal payments (including payoffs)                     58,773                45,565
  Loan sales                                                  6,116                 8,266
  Other, net                                                  1,227                 4,548
                                                    ------------------------------------------
Loans receivable, net                               $       505,281               442,695
                                                    ==========================================


Provision and Allowance for Loan Losses

For the three and six months ended June 30, 1999, the Company's provision for loan losses totaled $0.6 million and $1.3 million, respectively, compared to $0.9 million and $1.8 million for the comparable periods in 1998. The Company's decreased provisions for the 1999 second quarter and six months compared with the comparable 1998 periods reflect the reduced levels of loan charge-offs during 1999 compared to 1998 and continued low levels of non performing loans as a percentage of the Company's total loan portfolio, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At June 30, 1999, the Company's nonperforming assets, consisting of nonaccrual loans and REO, totaled $3.4 million, compared to $6.1 million at June 30, 1998 and $3.0 million at December 31, 1998. The Company's allowance for loan losses as a percentage of gross loans receivable was 2.08% at June 30, 1999, compared to 2.05% at June 30, 1998 and 2.01% at December 31, 1998.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):



                                                       For the six             For the six              For the year
                                                      months ended            months ended                 ended
                                                      June 30, 1999           June 30, 1998          December 31, 1998
                                                   --------------------    --------------------   ------------------------
Balance at beginning of period                     $              9,909                   8,848                      8,848
Provision for loss                                                1,318                   1,800                      3,315
Chargeoffs:
   Real estate loans:
   One-to-four family                                                26                      57                         91
   Multi-family                                                     373                     613                      1,144
   Commercial                                                        30                     616                        968
   Construction and land                                              -                      47                         47
   Consumer                                                           -                       2                          4
                                                   --------------------    --------------------   ------------------------
            Total                                                   429                   1,335                      2,254
Recoveries:
   Multi-family                                                      40                       -                          -
                                                   --------------------    --------------------   ------------------------
Balance at end of period                           $             10,838                   9,313                      9,909
                                                   ====================    ====================   ========================

While management believes that the allowance for loan losses at June 30, 1999, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.


The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                                                 As of              As of
                                                                             June 30, 1999    December 31, 1998
                                                                             -------------    -----------------
Nonaccrual loans:
Real estate:
    One-to-four family                                                       $       1,365                  526
    Multi-family                                                                       318                1,379
    Commercial                                                                       1,243                  423
  Consumer                                                                              37                   37
                                                                             -------------    -----------------
            Total                                                                    2,963                2,365
REO                                                                                    468                  630
                                                                             -------------    -----------------
            Total nonperforming assets                                       $       3,431                2,995
                                                                             =============    =================
Troubled debt restructurings                                                 $       2,938                3,017
                                                                             =============    =================
Allowance for loan losses as a percentage
  of gross loans receivable                                                           2.08%                2.01%
Nonaccrual loans as a percentage of
  gross loans receivable                                                              0.57%                0.48%
Nonperforming assets as a percentage
  of total assets                                                                     0.53%                0.50%

Noninterest Income

Noninterest income for the three and six months ended June 30, 1999, was $0.7 million and $1.1 million, respectively, compared to $0.5 million and $1.3 million for the comparable periods of 1998. The 1999 second quarter and six months includes a $0.2 million gain on the sale of $6.1 million in loans, while the 1998 six month period includes $0.3 million gain on sale of $8.3 million of loans, which was recorded in the first quarter of 1998. Recurring income for both the three and six month periods is comparable at $0.5 million and $1.0 million for both years.

Noninterest Expense

General and administrative expense for the three and six months ended June 30, 1999, was $3.5 million and $6.0 million, respectively, compared to $2.3 million and $4.6 million for the same periods in 1998. The ratio of general and administrative expense to average assets for the three months ended June 30, 1999, was 2.28%, compared to 1.65% for the like period of 1998. The increase in general and administrative expense for the second quarter of 1999 was due primarily to a $1.2 million increase in compensation expense as a result of the exercise of certain executives' stock options with a tax-offset cash bonus. This was comprised of $0.3 million in cash bonuses paid and $0.9 million in stock option compensation expense, representing the difference between the option exercise price and the stock price on the dates these options were exercised. The after tax expense of approximately $0.7 million, was offset by the $0.9 million increase to additional paid in capital from the exercise of these stock options. Excluding these stock option costs, general and administrative expenses were comparable between all the periods reported.

Income from real estate operations was comparable during the 1999 and 1998 periods, as small amounts of income were recorded on sales of real estate acquired through foreclosure in excess of costs recognized during the periods.


Income Taxes

For the three months and six months ended June 30, 1999, the Company recorded income taxes of $1.4 million and $3.1 million, compared to income taxes of $1.4 million and $2.7 million for the like periods in 1998. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes.

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

Total assets at June 30, 1999, were $645.5 million, compared to $604.8 million at December 31, 1998. The Company's cash and investment securities increased to $112.8 million at June 30, 1999, from $94.1 million at December 31, 1998. Loans receivable increased $21.6 million during the six months ended June 30, 1999 as a result of $87.7 million of new loan originations, which offset $58.8 million amortization and prepayment of loans and $6.1 million in loans sold. Total liabilities at June 30, 1999 were $598.4 million compared to $561.4 million at December 31, 1998. This increase was due to a net increase in deposits of $40.7 million. Shareholders' equity increased during the six months ended June 30, 1999, to $47.0 million, compared to $43.4 million at December 31, 1998, reflecting $4.4 million of earnings for the period, and $0.5 million in treasury stock and stock option-related transactions, offset by a $0.8 million increase in unrealized loss on securities available for sale (net of tax) and $0.6 million dividends paid to the Company's common shareholders.


Liquidity

Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. Deposits, loan repayments and prepayments, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of Highland's funds for use in lending, investing and for other general purposes.

For the six months ended June 30, 1999, the growth in the investment and loan portfolios was funded primarily by a $39.7 million net increase in deposits and borrowings.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1998, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the six months ended June 30, 1999 was 11.33%.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $0.9 million at June 30, 1999, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.

Regulatory Capital

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at June 30, 1999, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at June 30, 1999 and December 31, 1998:

                                                                                                     Minimum to be "Well
                                                      Actual as of          Minimum for               Capitalized" under
                               Actual as of            December 31,       capital adequacy             Prompt Corrective
                               June 30, 1999              1998                purposes                 Action Provisions
                          -------------------------------------------------------------------------------------------------
Tangible capital                        7.25%                 7.01%                   1.50%                          N/A
Leverage Capital                        7.25%                 7.01%                   4.00%                        5.00%
Risk-based Capital                      0.70%                10.38%                   8.00%                       10.00%


Year 2000 Issues (THIS CONSTITUTES A "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT)

The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for 1999"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century.
The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to The Company may arise from software, computer hardware, and other equipment both within Highland's direct control and outside of Highland's ownership, yet with which The Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory examinations.

In order to address the Year 2000 Issue, The Company has developed and implemented a five phase plan divided into the following major components:
 . awareness
 . assessment
 . renovation
 . validation
 . implementation
The Company has completed the all five phases of the plan for all the systems that have been designated as critical to the operations of the Company. The Company is currently working internally and with external vendors on the final phase for certain systems not designated as critical to the operations of the Company. Because The Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant.
Other important segments of the Year 2000 plan are to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

All of Highland's critical systems have been identified as Year 2000 compliant as of June 30, 1999, and The Company completed its validation and implementation of such systems. This testing included the Company's loan servicing computer system and wire transfer system and deposits and general ledger service bureau.

Because all Highland's critical computer systems are written and maintained by outside vendors, the direct costs incurred by The Company for Year 2000 issues have been less than if The Company had to utilize its own personnel to modify or rewrite computer software. The Company spent approximately $58,000 in the first six months of 1999 and $75,000 in the year ended December 31, 1998, primarily indirect labor to oversee planning and testing for Year 2000. The Company expects to spend a total of $100,000 in 1999 to complete its Year 2000 program. These costs will be funded from the operations of the Bank. The Company has determined that it has little or no exposure to contingencies related to the Year 2000 Issue for products it has sold.

The risks to The Company posed by Year 2000 issues are considerable. Most of the Company's business involves calculations of interest, which are recognized over periods of time. The inability of a critical system to identify the time that has elapsed for an interest calculation would result in a sharp decrease in the Company's ability to make these calculations on a timely basis. The Company also processes significant volumes of customer deposit, withdrawal and payment transactions using computer systems. The failure of a critical system, which would include deposit servicing or loan servicing, would require considerable additional personnel costs to make interest calculations, to process customer transactions, and to convert to a Year 2000 compliant system. Furthermore, some services, such as ATM cards and certain transaction type deposit accounts, might have to be curtailed until new systems were purchased and installed. There would be considerable potential for lost customers and revenue.

Year 2000 risks not directly related to the Company's computer software and systems include the risk of large withdrawals by deposit customers as a response to perceived Year 2000 problems and the risk of adverse business impacts on the Bank's loan customers. The Company has made an assessment of the potential impact of Year 2000 issues on its customers, and does not believe this poses a significant risk to the Company. Despite Highland's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions, or the costs necessary to maintain system availability, will not have a material adverse impact on Highland's business, financial condition or results of operations.


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

During 1998 and the first six months of 1999, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, or attempting to match new fixed rate loans against longer term FHLB advances, (b) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of the Company's FHLB advances and other borrowings and (c) purchasing an interest rate "swap" contract with the notational principal amount of $20 million in the second quarter of 1999.

The Company's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1998. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

At June 30, 1999, the Company was a party to interest rate swap agreements with notational principal amounts of $20 million. These swaps involve the receipt of floating interest rates based on 6 month LIBOR, and payments of fixed interest rates on the underlying principal amounts. These swaps mature in the second quarter of 2004. Swap interest income and expense is recorded using the accrual method and is included (net) in the Company's cost of deposits. The net cost incurred through June 30,1999 was approximately $20,000. Highland did not hold any derivative financial instruments during 1998.

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



                          PART II. OTHER INFORMATION

ITEMS 1-5.

Item 1.  Not applicable

Item 2.  Not applicable

Item 3.  Not applicable

Item 4.  Not applicable

Item 5.  Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K
      On April 27, 1999 the Company filed a Report on Form 8-K reporting under
Item 5 with respect to the issuance of a press release regarding the Company's results for the first quarter of 1999 and the declaration of cash and stock dividends.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HIGHLAND BANCORP, INC.
                                ----------------------
                                (Registrant)


DATED:  August 9, 1999          by:  /s/ STEPHEN D. COOPER
                                    ----------------------
                                    Vice President and Controller
                                    Principal Accounting Officer