Form 10-Q
period 1999-09-30
HIGHLAND BANCORP INC
filed 1999-11-10
CIK 1048486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q



      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                      ---

At November 5, 1999, 4,248,474 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollar amounts in thousands, except share data)

                                                                        September 30,             December 31,
                                                                            1999                      1998
                                                                   --------------------      --------------------
                         ASSETS
Cash and cash equivalents                                          $             14,252                    28,776
Securities available for sale                                                    67,235                    53,374
Securities held to maturity (fair value of $9,171 in 1999
  and $11,877 in 1998)                                                            9,432                    11,926
Loans receivable, net                                                           517,437                   483,694
Real estate acquired through foreclosure, net                                       125                       630
Federal Home Loan Bank stock - at cost                                            8,095                     7,545
Accrued interest receivable                                                       4,256                     4,205
Premises and equipment, net                                                       2,062                     2,300
Deferred income taxes, net                                                        5,001                     4,409
Other assets                                                                      7,681                     7,944
                                                                   --------------------      --------------------
                                                                   $            635,576                   604,803
                                                                   ====================      ====================


        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                         $            417,370                   388,047
  Federal Home Loan Bank advances                                               151,900                   150,900
  Securities sold under agreements to repurchase                                 10,000                    10,000
  Accounts payable and other liabilities                                          9,236                    10,416
  Income taxes payable                                                            1,017                     2,001
                                                                   --------------------      --------------------
         Total liabilities                                                      589,523                   561,364
                                                                   --------------------      --------------------

Shareholders' equity:
  Preferred stock - authorized 1,000,000 shares of $.01
    stated value; no shares issued                                                    -                         -
  Common stock - authorized 8,000,000 shares of $.01
    stated value, issued 4,662,987 shares in 1999 and
    2,331,174 shares in 1998                                                         47                        23
  Additional paid-in capital                                                     15,504                    16,279
  Retained earnings                                                              39,400                    32,952
  Treasury shares - 409,513 shares in 1999 and
    150,000 shares in 1998, at cost                                              (7,735)                   (5,800)
  Accumulated other comprehensive loss-unrealized
    losses on securities available-for-sale:                                     (1,163)                      (15)
                                                                   --------------------      --------------------
         Total shareholders' equity                                              46,053                    43,439
                                                                   --------------------      --------------------
                                                                   $            635,576                   604,803
                                                                   ====================      ====================

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollar amounts in thousands, except per share data)

                                                                 Three months ended                      Nine months ended
                                                                   September 30,                           September 30,
                                                       -----------------------------------     -----------------------------------
                                                              1999                1998                1999                1998
                                                       ---------------     ---------------     ---------------     ---------------
Interest income:
  Loans                                                $        12,580              11,444              37,473              33,744
  Securities                                                     1,501               1,482               3,801               3,955
                                                       ---------------     ---------------     ---------------     ---------------
         Total interest income                                  14,081              12,926              41,274              37,699
                                                       ---------------     ---------------     ---------------     ---------------

Interest expense:
  Deposits                                                       4,952               4,891              14,105              14,203
  FHLB advances and other borrowings                             2,246               2,059               6,580               5,946
                                                       ---------------     ---------------     ---------------     ---------------
         Total interest expense                                  7,198               6,950              20,685              20,149
                                                       ---------------     ---------------     ---------------     ---------------

         Net interest income                                     6,883               5,976              20,589              17,550

Provision for losses on loans                                      600                 790               1,918               2,590
                                                       ---------------     ---------------     ---------------     ---------------
         Net interest income after provision for
            losses on loans                                      6,283               5,186              18,671              14,960

Noninterest income:
  Gain on sale of building                                           -               1,170                   -               1,170
  Gain on the sale of loans                                          -                   -                 169                 276
  Gain (loss) on the sale of securities available
    for sale                                                         -                  (1)                  -                  12
  Other                                                            666                 453               1,633               1,426
                                                       ---------------     ---------------     ---------------     ---------------
        Total noninterest income                                   666               1,622               1,802               2,884
                                                       ---------------     ---------------     ---------------     ---------------

Noninterest expense:
  General & administrative expenses
    Compensation and benefits                                    1,270               1,442               5,322               4,196
    Occupancy and equipment                                        317                 192                 913                 721
    FDIC insurance premiums                                         58                  58                 175                 168
    Service bureau and related equipment rental                    157                 142                 498                 436
    Other                                                          380                 541               1,311               1,429
                                                       ---------------     ---------------     ---------------     ---------------
         Total general and administrative expense                2,182               2,375               8,219               6,950

  (Income) expense from operation of real estate
    acquired through foreclosure                                   (69)                123                (152)                 12
                                                       ---------------     ---------------     ---------------     ---------------
        Total noninterest expense                                2,113               2,498               8,067               6,962
                                                       ---------------     ---------------     ---------------     ---------------
        Income before income taxes                               4,836               4,310              12,406              10,882
Income taxes                                                     2,003               1,780               5,132               4,500
                                                       ---------------     ---------------     ---------------     ---------------
        Net income                                               2,833               2,530               7,274               6,382
                                                       ---------------     ---------------     ---------------     ---------------
Other comprehensive income:
  Unrealized (losses) gains on securities
    available-for-sale                                            (513)                140              (1,740)                318
  Reclassification adjustment for gains (loss)
    included in income                                               -                  10                   -                  21
  Income taxes on other comprehensive income                       175                 (50)                592                (115)
                                                       ---------------     ---------------     ---------------     ---------------
         Other comprehensive (loss) income, net
           of tax                                                 (338)                100              (1,148)                224
                                                       ---------------     ---------------     ---------------     ---------------

Comprehensive income                                   $         2,495               2,630               6,126               6,606
                                                       ===============     ===============     ===============     ===============

Basic earnings per share                               $          0.65                0.55                1.66                1.38
                                                       ===============     ===============     ===============     ===============
Diluted earnings per share                             $          0.63                0.53                1.62                1.32
                                                       ===============     ===============     ===============     ===============

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollar amounts in thousands)

                                                                                              Nine months ended Sept. 30,
                                                                                     ------------------------------------------
                                                                                              1999                   1998
                                                                                     -------------------    -------------------
Net cash flows from operating activities:
    Net income                                                                       $             7,274                  6,382
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Gain on sale of loans                                                                       (169)                  (276)
        Gain on sale of securities available-for-sale                                                  -                    (12)
        Gain on sale of building                                                                       -                 (1,170)
        Amortization of premiums on securities                                                       104                    275
        Federal Home Loan Bank stock dividends                                                      (300)                  (295)
        Deferred income taxes                                                                          -                   (273)
        Gain on sale of real estate acquired through foreclosure, net                               (135)                  (209)
        Deferred direct loan origination fees and costs, net                                        (722)                  (476)
        Amortization of deferred compensation expense                                                  -                     96
        Provision for losses on loans                                                              1,918                  2,590
        Increase in accrued interest receivable                                                      (51)                  (250)
        Depreciation                                                                                 355                    457
        Decrease (increase) in other assets                                                          263                 (1,540)
        Decrease in income taxes payable                                                            (984)                (1,716)
        (Decrease) increase in accounts payable and other liabilities                             (1,180)                 2,467
                                                                                     -------------------    -------------------
            Net cash provided by operating activities                                              6,373                  6,050
                                                                                     -------------------    -------------------

Cash flows from investing activities:
        Purchases of securities available-for-sale                                               (31,147)               (43,454)
        Sales and maturities of securities available-for-sale                                     15,501                 32,228
        Principal payments on securities held-to-maturity                                          2,435                  2,452
        Purchase of FHLB stock                                                                      (250)                     -
        Net increase in loans receivable                                                         (41,133)               (47,361)
        Net costs capitalized on real estate acquired through foreclosure                           (151)                  (236)
        Proceeds from the sale of loans                                                            6,285                  9,234
        Proceeds from the sale of real estate acquired through foreclosure                           869                  1,534
        (Purchases) sales of premises and equipment, net                                            (117)                 6,284
                                                                                     -------------------    -------------------
            Net cash used in investing activities                                                (47,708)               (39,319)
                                                                                     -------------------    -------------------

Cash flows from financing activities:
        Net increase in deposits                                                                  29,323                 30,653
        Common stock options exercised, including tax benefit                                      1,166                    197
        Dividends paid on common stock                                                              (826)                  (873)
        Repurchase of treasury stock                                                              (3,852)                (5,800)
        Proceeds from FHLB advances                                                               24,000                 55,000
        Repayments of FHLB advances                                                              (23,000)               (51,500)
        Increase in securities sold under agreements to repurchase                                     -                 10,000
                                                                                     -------------------    -------------------
            Net cash provided by financing activities                                             26,811                 37,677
                                                                                     -------------------    -------------------

Increase (decrease) in cash and cash equivalents                                                 (14,524)                 4,408
Cash and cash equivalents at beginning of period                                                  28,776                 26,420
                                                                                     -------------------    -------------------
Cash and cash equivalents at end of period                                           $            14,252                 30,828
                                                                                     ===================    ===================
Supplemental disclosures of cash flow information:
        Interest paid                                                                $            21,859                 20,369
                                                                                     ===================    ===================
        Income taxes paid                                                                          5,360                  6,475
                                                                                     ===================    ===================
Supplemental disclosure of noncash investing and financing activities:
        Acquisition of real estate in settlement of loans                            $               401                  3,598
        Loans made in conjunction with real estate sales                                             347                    956
                                                                                     ===================    ===================

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and net income and comprehensive income and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim period or the year ending December 31, 1999. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                      Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                             ----------------------------------   ----------------------------------
                                                    1999             1998                1999             1998
                                             ----------------------------------   ----------------------------------

Basic EPS - weighted average number of
  shares used in computation                         4,350,103        4,569,722           4,379,150        4,622,064

Effect of dilutive securities - incremental
 shares from outstanding stock options                 117,023          239,562             115,391          230,758
                                             ----------------------------------   ----------------------------------
Diluted EPS - weighted average number of
 shares used in computation                          4,467,126        4,809,284           4,494,541        4,852,822

                                             ==================================   ==================================


NOTE C - SUBSEQUENT EVENT

On October 18, 1999, the Board of Directors declared a 6.25 cent per share cash dividend, payable to common stockholders of record as of October 29, 1999, to be paid on or before November 12, 1999.

HIGHLAND BANCORP, INC. & SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported net income for the three and nine months ended September 30, 1999, of $2.8 million, or $0.63 diluted earnings per share, and $7.3 million, or $1.62 diluted earnings per share, respectively, compared to net income of $2.5 million, or $0.53 diluted earnings per share, and $6.4 million, or $1.32 diluted earnings per share, for the three and nine months ended September 30, 1998. Net interest income for the three months ended September 30, 1999, increased 15% when compared to the 1998 third quarter, and the nine months ended September 30, 1999 recorded a 17% increase over the comparable 1998 period.

The Company reported general and administrative expenses of $2.2 million and $8.2 million for the three and nine months ended September 30, 1999, respectively, compared to $2.4 million and $7.0 million for the comparable 1998 periods. General and administrative expense as a percentage of average assets equaled 1.36% and 1.76% for the three and nine months ended September 30, 1999, respectively, compared to 1.63% and 1.64% for the comparable 1998 periods.


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

                                              Three months ended               Nine months ended
                                              September 30, 1999              September 30, 1999
                                           compared to three months         compared to nine months
                                           ended September 30, 1998        ended September 30, 1998
                                          Increase (Decrease) due to      Increase (Decrease) due to
                                        -------------------------------------------------------------
                                                (In thousands)                  (In thousands)
                                           Volume      Rate     Net       Volume      Rate      Net
                                        -------------------------------------------------------------
Interest Income:
  Loans                                 $     1,460     (324)   1,136        4,841     (1,112)  3,729
  Securities                                     70      (51)      19           (7)      (147)   (154)
Total interest income on interest-      -----------------------------     ---------------------------
  earning assets                              1,530     (375)   1,155        4,834     (1,259)  3,575
                                        -----------------------------     ---------------------------

Interest Expense:
  Deposits                                      365     (304)      61          664       (762)    (98)
  FHLB advances and
     other borrowings                           264      (77)     187        1,074       (440)    634
                                        -----------------------------     ---------------------------
Total interest expense on interest-
  bearing liabilities                           629     (381)     248        1,738     (1,202)    536
                                        -----------------------------     ---------------------------
Change in net interest income           $       901        6      907        3,096        (57)  3,039
                                        =============================     ===========================

Net interest income for the three and nine months ended September 30, 1999, exceeded the comparable 1998 periods by $0.9 million and $3.0 million, respectively. The increases in net interest income for the 1999 periods are primarily attributable to increased amounts of net loans receivable outstanding in the respective 1999 periods compared with 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 108% and 106% for the three and nine months ended September 30, 1999, respectively, compared to 106% and 103% for the comparable 1998 periods. Additionally, for both 1999 and 1998, the Company has recognized interest income related to the amortization of a deep discount of a small pool of real estate loans purchased in late 1996. These loans will all mature in 1999. Without the discount amortization on this pool of loans, the yield earned by the Company would have been reduced by approximately 10 basis points for the nine months ended September 30, 1999. The Company's net interest margin for the quarter and nine months ended September 30, 1999, was 4.52% and 4.64%, respectively, compared with a net interest margin of 4.41% and 4.42% for the same periods of 1998. The increase in the net interest margin in the 1999 third quarter and nine month periods, compared with the net interest margin for the corresponding 1998 periods, is attributable principally to an increase in the Company's ratio of interest-earning assets to interest-bearing liabilities and continued high levels of loan prepayment penalties and accelerated recognition of net deferred loan origination fees.

The Company's ability to continue to increase the size of its loan portfolio, which creates a positive volume variance in net interest income, is dependent on both economic and Bank regulatory issues. The Bank's ability to make new commercial real estate loans, which represented 49% of the new loan volume for the nine months ended September 30, 1999, is restricted by a regulatory limit on the amount of total nonresidential real estate loans which cannot exceed a maximum of 400% of the Bank's total regulatory capital. At September 30, 1999, the Bank had $11.6 million of additional nonresidential real estate lending capacity available under the 400% of capital test. Certain commercial real estate loans can be held by the Bank under regulatory "commercial loan" limits, which gives Highland limited capacity beyond the 400% of capital test. The Bank is also subject to the "Qualified Thrift Lender" ("QTL") test, which it must meet in order to retain its ability to operate without restrictions as a savings institution, and which places certain restrictions on the types of loans and investments that can be held by the Bank. Under the QTL test, the Bank must maintain a minimum of 65% of its assets in qualified thrift investments, which consist principally of residential and small business loans and mortgage-backed securities. At September 30, 1999, the Bank held 66.9% of its assets in qualified thrift investments.

The following table reflects activity in the Company's loan portfolio:

                                                     For the nine months ended September 30,
                                                     ---------------------------------------
                (In thousands)                              1999                 1998
                                                     ---------------------------------------

Net loans at beginning of period                     $           483,694             427,237

Loans originated:
  Real estate loans:
     One-to-four family                                                -                 600
     Multi-family                                                 52,257              55,965
     Commercial                                                   63,256              42,180
     Construction and land                                        12,313              12,597
     Commercial and consumer                                           -                 983
                                                     ---------------------------------------
            Total loans originated                               127,826             112,325

Less:
  Principal payments (including payoffs)                          83,945              64,214
  Loan sales                                                       6,116               8,958
  Transfer to real estate owned                                      401               3,598
  Other, net                                                       3,621               1,219
                                                     ---------------------------------------
Loans receivable, net                                $           517,437             461,573
                                                     =======================================

Provision and Allowance for Loan Losses

For the three and nine months ended September 30, 1999, the Company's provision for loan losses totaled $0.6 million and $1.9 million, respectively, compared to $0.8 million and $2.6 million for the comparable periods in 1998. The Company's decreased provisions for the 1999 third quarter and nine months compared with the comparable 1998 periods reflect the reduced levels of loan charge-offs during 1999 compared to 1998 and continued low levels of non-performing loans as a percentage of the Company's total loan portfolio, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At September 30, 1999, the Company's nonperforming assets, consisting of nonaccrual loans and REO, totaled $2.8 million, compared to $6.1 million at September 30, 1998 and $3.0 million at December 31, 1998. The Company's allowance for loan losses as a percentage of gross loans receivable was 2.15% at September 30, 1999, compared to 2.00% at September 30, 1998 and 2.01% at December 31, 1998.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):


                                                        For the nine             For the nine               For the year
                                                        months ended             months ended                  ended
                                                     September 30, 1999       September 30, 1998         December 31, 1998
                                                     ------------------       ------------------         -----------------

Balance at beginning of period                       $            9,909                    8,848                     8,848
Provision for loss                                                1,918                    2,590                     3,315
Chargeoffs:
   Real estate loans:
   One-to-four family                                                24                       82                        91
   Multi-family                                                     423                      964                     1,144
   Commercial                                                        30                      869                       968
   Construction and land                                              -                       47                        47
   Consumer                                                           -                        4                         4
                                                     ------------------       ------------------         -----------------
            Total                                                   477                    1,966                     2,254
Recoveries:
   Multi-family                                                      70                        -                         -
                                                     ------------------       ------------------         -----------------
Balance at end of period                             $           11,420                    9,472                     9,909
                                                     ==================       ==================         =================


While management believes that the allowance for loan losses at September 30, 1999, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.


The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                                   As of               As of
                                                            September 30, 1999   December 31, 1998
                                                            ------------------   -----------------
Nonaccrual loans:
Real estate:
    One-to-four family                                     $             1,038                 526
    Multi-family                                                           367               1,379
    Commercial                                                           1,281                 423
  Consumer                                                                  37                  37
                                                           -------------------   -----------------
            Total                                                        2,723               2,365
REO                                                                        125                 630
                                                           ===================   =================
            Total nonperforming assets                     $             2,848               2,995
                                                           ===================   =================
Troubled debt restructurings                               $             2,808               3,017
                                                           ===================   =================

Allowance for loan losses as a percentage
  of gross loans receivable                                               2.15%               2.01%
Nonaccrual loans as a percentage of
  gross loans receivable                                                  0.51%               0.48%
Nonperforming assets as a percentage
  of total assets                                                         0.45%               0.50%

Noninterest Income

Noninterest income for the three and nine months ended September 30, 1999, was $0.7 million and $1.8 million, respectively, compared to $1.6 million and $2.9 million for the comparable periods of 1998. The Company realized a $1.2 million gain on the sale of its headquarters building in the third quarter of 1998, which accounts for virtually all the difference in the two years. The 1999 nine months includes a $0.2 million gain on the sale of $6.1 million in loans, while the 1998 nine month period includes $0.3 million gain on sale of $8.3 million of loans, which was recorded in the first quarter of 1998. Recurring income for both the three and nine month periods is comparable for both years.

Noninterest Expense

General and administrative expense for the three and nine months ended September 30, 1999, was $2.2 million and $8.2 million, respectively, compared to $2.4 million and $7.0 million for the same periods in 1998. The ratio of general and administrative expense to average assets for the three and nine months ended September 30, 1999, was 1.36% and 1.76%, respectively, compared to 1.63% and 1.64% for the like periods of 1998. The increase in general and administrative expense for the first nine months of 1999 was due primarily to $1.2 million in compensation expense related to the exercise of certain executives' stock options with a tax-offset cash bonus. The after tax expense, approximately $0.7 million, was offset by the $0.9 million increase to additional paid in capital from the exercise of these stock options. Excluding these stock option costs, total general and administrative expenses were comparable between all the periods reported, while average assets have increased in 1999 as compared to the 1998 periods.

Income from real estate operations totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 1999, respectively, compared with expense of $0.1 million for the third quarter of 1998 and an insignificant net expense for the nine month 1998 period. In 1999, small amounts of income were recorded on sales of real estate acquired through foreclosure in excess of costs recognized during the periods. In 1998, the Company recognized expenses in excess of sales gains recognized.


Income Taxes

For the three months and nine months ended September 30, 1999, the Company recorded income taxes of $2.0 million and $5.1 million, respectively, compared to income taxes of $1.8 million and $4.5 million for the like periods in 1998. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's earnings before income taxes.

FINANCIAL CONDITION

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Total assets at September 30, 1999, were $635.6 million, compared to $604.8 million at December 31, 1998. The Company's cash and securities decreased to $90.9 million at September 30, 1999, from $94.1 million at December 31, 1998. Loans receivable increased $33.7 million during the nine months ended September 30, 1999 as a result of $127.8 million of new loan originations, which offset $83.9 million of amortization and prepayments of loans and $6.1 million in loans sold. Total liabilities at September 30, 1999 were $589.5 million compared to $561.4 million at December 31, 1998. This increase was due to a net increase in deposits of $29.3 million. Shareholders' equity increased during the nine months ended September 30, 1999, to $46.1 million, compared to $43.4 million at December 31, 1998, reflecting principally the $7.3 million of earnings for the period, offset by a net $1.9 million increase in common shares held in treasury, a $1.1 million increase in unrealized loss on securities available for sale (net of tax) and $0.8 million dividends paid to the Company's common shareholders.


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

For the nine months ended September 30, 1999, the growth in the loan portfolio was funded primarily by a $30.3 million net increase in deposits and borrowings.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1998, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the three months ended September 30, 1999 was 16.85%.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $0.5 million at September 30, 1999, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.

Regulatory Capital

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at September 30, 1999, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at September 30, 1999 and December 31, 1998:

                                                                                                 Minimum to be "Well
                                                                                                 Capitalized" under
                             Actual as of           Actual as of         Minimum for capital      Prompt Corrective
                          September 30, 1999       December 31, 1998      adequacy purposes       Action Provisions
                        -----------------------------------------------------------------------------------------------
Tangible capital                         7.29%                  7.01%                  1.50%                       N/A
Leverage Capital                         7.29%                  7.01%                  4.00%                      5.00%
Risk-based Capital                      10.41%                 10.38%                  8.00%                     10.00%


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

In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

 .  awareness
 .  assessment
 .  renovation
 .  validation
 .  implementation

The Company has completed all five phases of the plan for all the systems that have been designated as critical to the operations of the Company. The Company is currently working internally and with external vendors on the final phase for certain systems not designated as critical to the operations of the Company. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

All of Highland's critical systems have been identified as Year 2000 compliant as of September 30, 1999, and the Company completed its validation and implementation of such systems. This testing included the Company's loan servicing computer system and wire transfer system and deposits and general ledger service bureau.

Because all Highland's critical computer systems are written and maintained by outside vendors, the direct costs incurred by the Company for Year 2000 issues have been less than if the Company had to utilize its own personnel to modify or rewrite computer software. The Company spent approximately $78,000 in the first nine months of 1999 and $75,000 in the year ended December 31, 1998, primarily indirect labor to oversee planning and testing for Year 2000. The Company expects to spend a total of $100,000 in 1999 to complete its Year 2000 program. These costs will be funded from the operations of the Bank. The Company has determined that it has little or no exposure to contingencies related to the Year 2000 Issue for products it has sold.

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

During 1998 and the first nine months of 1999, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, or attempting to match new fixed rate loans against longer term FHLB advances, (b) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of the Company's FHLB advances and other borrowings and (c) purchasing an interest rate "swap" contract with the notational principal amount of $20 million in the second quarter of 1999.

The Company's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1998. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

At September 30, 1999, the Company was a party to interest rate swap agreements with notational principal amounts of $20 million. These swaps involve the receipt of floating interest rates based on 6 month LIBOR, and payments of fixed interest rates on the underlying principal amounts. These swaps mature in the third quarter of 2004. Swap interest income and expense is recorded using the accrual method and is included (net) in the Company's cost of deposits. The net cost incurred through September 30, 1999 was approximately $52,000. Highland did not hold any derivative financial instruments during 1998.

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

(b) Reports on Form 8-K
      None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HIGHLAND BANCORP, INC.
                                ----------------------
                                  (Registrant)


DATED:  November 10, 1999       by:  /s/ STEPHEN D. COOPER
                                     ---------------------
                                     Vice President and Controller
                                     Principal Accounting Officer