Form 10-K405
period 1999-12-31
HIGHLAND BANCORP INC
filed 2000-03-29
CIK 1048486

                             UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $46,441,771. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Common Stock of the Registrant outstanding as of March 24, 2000 was 4,243,474.

         The following documents are incorporated by reference herein:
         ------------------------------------------------------------

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 1999, are incorporated by reference into Part III herein

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), relating to, among other things, future cash dividends and future earnings levels, which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. These risks and uncertainties include economic conditions, interest rates, changes in government regulation and monetary policy, competition and other factors. For a discussion of the factors that might cause such a difference, see "Item 1. Business-Factors That May Affect Future Results."

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

     At December 31, 1999, Highland had total consolidated assets of a $654.8 million, total consolidated deposits of $413.6 million and total consolidated stockholders' equity of $48.2 million. Highland's principal sources of funds have been and are expected to be dividends paid by the Bank. There are legal limitations that are imposed on the amount of fees and dividends that may be paid by the Bank to Highland. See "Item 1. Business-Supervision and Regulation-Limitation on Capital Distributions."

     At and for the years ending December 31, 1999 and 1998, the financial information and discussion contained in this Report on Form 10-K reflect the operations of Highland. Prior periods presented in this Report on Form 10-K reflect the operations of the Bank. Therefore, all information, including financial statements and tables for periods prior to the Reorganization, presented in this Annual Report and the financial statements attached hereto assume that the Reorganization was effective at the beginning of the periods presented. Unless otherwise stated or indicated, all references to "Highland" or "the Bank" include their respective subsidiaries on a combined basis.

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

     Loan Portfolio Composition.    Highland's loan portfolio consists primarily
of first trust deed loans secured by one-to-four family residential properties, multi-family residential properties (five or more units) and commercial properties. At the end of 1996, Highland discontinued its lending operations related to the originating of loans secured by one-to-four family residential properties. At December 31, 1999, Highland had total gross loans outstanding of $559.2 million, which included $34.0 million of one-to-four family residential mortgage loans, $277.2 million of multi-family mortgage loans, $236.1 million of commercial real estate loans, $11.1 million of construction and land loans and $0.8 million of consumer loans.

     The following table sets forth information concerning the composition of Highland's loan portfolio at the dates indicated:



                                                        At December 31
                           ----------------------------------------------------------------------------
                                     1999                       1998                      1997
                            ----------------------   -------------------------  -----------------------
                                        Percent of                  Percent of               Percent of
                                          Total                       Total                     Total
                             Amount       Loans        Amount         Loans        Amount       Loans
                           ----------   ----------   ----------    -----------  ----------   -----------
                                                     (Dollars in thousands)
Real estate(1):
   One- to four-family....  $ 34,013          6.08%    $ 46,622         9.37%    $ 64,558        14.52%
   Multi-family...........   277,204         49.57      243,892        48.98      214,462        48.23
   Commercial.............   236,100         42.22      194,596        39.08      154,717        34.79
   Construction and           11,076          1.98       12,146         2.44       10,465         2.35
    land(2)
Consumer..................       835          0.15          666         0.13          493         0.11
                            --------       -------     --------      -------     --------      -------
      Total loans.........   559,228        100.00%     497,922       100.00%     444,695       100.00%
                                           =======                   =======                   =======
Less:
   Undisbursed loan
      funds...............     1,415                      3,179                     6,653
   Deferred loan fees, net       172                      1,140                     1,957
   Allowance for loan
      losses..............    11,951                      9,909                     8,846
                          ----------              -------------             -------------
         Total loans, net   $545,690                   $483,694                  $427,237
                          ==========              =============             =============


                                                At December 31
                              -------------------------------------------------
                                       1996                     1995
                              -------------------    ---------------------------
                                           Percent                   Percent
                                           of Total                  of Total
                               Amount       Loans        Amount       Loans
                             ----------   ---------   -----------   ------------
                                            (Dollars in thousands)
Real estate(1):
   One- to four-family....    $ 82,436        21.42%    $ 99,724         30.82%
   Multi-family...........     180,940        47.00      127,073         39.27
   Commercial.............     116,389        30.23       88,326         27.30
   Construction and              3,954         1.03        7,543          2.33
    land(2)
Consumer..................       1,244         0.32          923          0.28
                              --------      -------     --------       -------
      Total loans.........     384,963       100.00%     323,589        100.00%
                                            =======                    =======
Less:
   Undisbursed loan
      funds...............       1,439                     1,066
   Deferred loan fees, net       2,303                     2,473
   Allowance for loan
      losses..............       7,676                     7,056
                             ---------                 ---------
         Total loans, net     $373,545                  $312,994
                             =========                 =========

___________________
(1) Consists of loans receivable less participations and unamortized premiums or discounts.

(2) Includes construction loans of $3,594,000, $0 and $7,208,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1999, $5,786,000, $0 and $5,150,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1998, $7,355,900, $0 and $1,875,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1997 and $0, $650,000 and $1,605,000 for one- to four-family, multi-family and commercial projects, respectively, at December 31, 1996. Highland had no construction loans in 1995.

     Loan Maturity.    The following table sets forth the final contractual
maturities of Highland's gross loans at December 31, 1999:

                                                                  At December 31, 1999
                                   ------------------------------------------------------------------------------------
                                      One          More        More         More         More          More
                                    Year or        than        than         than         than          than       Total
                                     Less       1 Year to    3 Years to   5 Years to  10 Years to    20 Years     Loans
                                                 3 Years      5 Years      10 Years     20 Years
                                   ----------  ----------   ----------  ------------  -----------  ----------  ---------
                                                                            (Dollars in thousands)
Real estate:
   One- to four-family...........      $   111     $  506     $   748    $  1,883     $  8,961      $21,804      $ 34,013
   Multi-family..................        3,256      3,712       4,215      53,529      189,922       22,570       277,204
   Commercial....................        1,443      1,850       5,561      91,799      132,608        2,839       236,100
   Construction and land.........        8,213      2,117         220         231          295           --        11,076
Consumer.........................          740         --          28          67           --           --           835
                                     ---------   --------   ---------   ---------   ----------   ----------   -----------
      Total amount due...........      $13,763     $8,185     $10,772    $147,509     $331,786      $47,213      $559,228
                                     =========   ========   =========   =========   ==========   ==========   ===========


          The following table sets forth, as of December 31, 1999, the dollar amounts of gross loans receivable that are contractually due after December 31, 2000 and whether such loans have fixed or adjustable interest rates:

                                                Due after December 31, 2000
                                       --------------------------------------------
                                           Fixed         Adjustable         Total
                                        ----------   ----------------    -----------
                                                   (Dollars in thousands)
Real estate:
    One- to four-family...............     $ 28,795         $  5,107        $ 33,902
    Multi-family......................       78,727          195,221         273,948
    Commercial........................      104,496          130,161         234,657
    Construction and land.............          816            2,047           2,863
Consumer..............................           95               --              95
                                      -------------   --------------   -------------
        Total loans receivable........     $212,929         $332,536        $545,465
                                      =============   ==============   =============


     Loan Origination and Sale. Prior to 1994, substantially all of Highland's loan originations were generated on a retail basis through the Bank's branch offices. In mid-1994, management of Highland adopted a new loan origination strategy and hired new loan officers, who rely on a network of loan brokers operating throughout California for sources of loan applications. The loan officers operate primarily in certain of the Bank's branch offices and in offices located in Los Angeles County, Orange County and San Diego County. Management believes that Highland's current loan origination strategy is not only a more cost-effective means of originating loans, but also affords Highland improved access to potential loan transactions and greater geographic diversification in its loan portfolio. Management believes that Highland's lending specializations, service-oriented approach, timely decision making process and competitive fee structure provide incentives for brokers to do business with Highland.

     In late 1996, Highland decided to cease origination of sub-prime loans secured by one-to-four family residential properties. This decision was made because Highland believed that cost associated with the origination of such loans was higher relative to its other lending areas, and that competition for such product was intensifying.

     From time to time, Highland may sell loans in order to achieve its asset/liability objectives. During 1999, Highland sold $6.1 million in commercial real estate loans. During 1998, Highland sold $9.0 million of
multi-family loans.   During 1997, Highland sold loans totaling $4.3 million
which consisted of $1.5 million of single-family loans, $1.9 million of multi-family loans and $0.9 million of commercial real estate loans.

     The following table sets forth Highland's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                      At or For the Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                      1999              1998            1997            1996            1995
                                 -------------       ----------      ----------      ----------      --------
                                                             (Dollars in thousands)
Beginning balance...............      $ 483,694        $427,237        $373,545        $312,994        $273,023
                                ---------------    ------------    ------------    ------------    ------------
Loans originated:
   Real Estate:
        One- to four-family.....             --             600             257          11,451          18,423
        Multi-family............         71,878          74,412          53,997          62,634          48,160
        Commercial..............         80,150          65,515          53,324          36,632          15,587
        Construction and land...         13,446          14,317          10,068             606           5,502
   Consumer and commercial......            440             983             977           1,149           1,352
                                ---------------    ------------    ------------    ------------    ------------
        Total loans originated..        165,914         155,827         118,623         112,472          89,024
Loans purchased.................          9,222              --             396           7,690              --
                                ---------------    ------------    ------------    ------------    ------------
        Total...................        175,136         155,827         119,019         120,162          89,024
                                ---------------    ------------    ------------    ------------    ------------
Less:
   Principal repayments.........        102,853          88,056          58,159          44,068          42,988
   Sales of loans...............          6,116           8,958           4,262          12,527           7,257
   Other net changes(1).........          4,171           2,356           2,906           3,016          (1,192)
                                ---------------    ------------    ------------    ------------    ------------
        Total loans.............      $ 545,690        $483,694        $427,237        $373,545        $312,994
                                ===============    ============    ============    ============    ============

________________________
(1) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

     Loan Servicing. Loan servicing is centralized at Highland's corporate headquarters. In addition to servicing loans owned by Highland, Highland is servicing $2.8 million of loans originated by it but subsequently sold to other institutions.

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

     For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan. An internal field review appraisal is conducted for every loan with a principal balance in excess of $1.0 million. In addition, the Appraisal Department conducts a desk review of appraisals on loans with a principal balance of at least $500,00 but less than $1.0 million, and other selected new loan files. In total, field or desk reviews have been performed on over 25% of all loans originated since June 1994. Also, for all multi-family residential and commercial real estate loans, the responsible loan officer visits the property and, if the transaction involves a loan over $1.0 million, the property is visited by either the President, Chief Lending Officer or Chief Credit Officer of the Bank. The Board of Directors of the Bank reviews and approves annually the independent appraisers used by the Bank and the Bank's appraisal policy.

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

     Construction and Rehabilitation Lending. Highland originates loans for the development and rehabilitation of property in its market areas on a limited basis. Highland's construction loans primarily have been made to finance the rehabilitation of apartment buildings and the construction of residential and commercial properties. These loans are generally adjustable rate with maturities of 18 months or less. Highland's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property. As of December 31, 1999, Highland had $10.8 million of construction loans (less undisbursed loan funds of $1.4 million), which amounted to 1.93% of Highland's total loan portfolio. In addition to the lending risks discussed above with respect to multi-family residential and commercial real estate loans, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for the allotted costs. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

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

     The Internal Asset Review Committee ("IARC") is responsible for reviewing and approving asset classifications. The IARC meets monthly and reports its findings and recommendations for risk ratings of assets, potential problem assets and changes in ratings of previously classified assets to the Board of Directors on a monthly basis. The IARC consists of the Chief Credit Officer, Chief Executive Officer, Chief Lending Officer, Treasurer, Controller and Senior Vice President for Loan Administration (ex officio).

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

     Concentrations of Credit. Under federal law, the Bank's ability to make aggregate loans to one borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 1999 this amount was $7.2 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily marketable collateral (defined to include only certain financial instruments and gold bullion). The Bank, however, generally does not make loans in excess of $4.0 million. The Bank's largest single loan was for approximately $3.4 million at December 31, 1999. The Bank had 11 loans over $2 million totaling $28.4 million at year end 1999. Also, as of December 31, 1999, the Bank had six additional lending relationships which exceeded $2.0 million in aggregate indebtedness. These lending relationships are comprised principally of a number of separate multi-family residential loans to long-time borrowers of the Bank. All such loans were performing and were not classified at December 31, 1999.

Nonperforming Assets
--------------------

     The following table sets forth the amounts of nonaccrual loans, real estate owned ("REO") and troubled debt restructurings ("TDRs") at the dates indicated:

                                                                                       At December 31,
                                          -----------------------------------------------------------------------------------------
                                                1999                1998              1997              1996             1995
                                          -----------------  ------------------  ----------------  ---------------  ---------------
                                                                                   (Dollars in thousands)
Nonaccrual loans:
 Real estate:
  One-to-four family...................   $             505     $           526    $        1,951  $          474   $         1,506
  Multi-family.........................                  --               1,379             1,584           1,320             2,181
  Commercial...........................               1,502                 423               913           1,653             1,496
 Consumer..............................                  --                  37                37               8                37
                                          -----------------  ------------------   ---------------  ---------------  ---------------
  Total................................               2,007               2,365             4,485           3,455             5,220
REO....................................                  --                 630             1,543           1,400             2,966
                                          -----------------  ------------------   ---------------  ---------------  ---------------
  Total nonperforming assets...........   $           2,007  $            2,995   $         6,028  $        4,855   $         8,186
                                          =================  ==================   ===============  ==============   ===============
TDRs...................................   $           2,143  $            3,017   $         4,642  $        7,428   $         9,377
                                          =================  ==================   ===============  ==============   ===============
Allowance for loan losses as a percent
 of gross loans receivable (1).........                2.14%               2.01%             2.02%           2.00%             2.18%
Allowance for loan losses as a percent
 of total nonperforming loans..........              595.46%             418.99%           197.28%         222.24%           135.20%
Nonperforming loans as a percent of
 gross loans receivable (1)............                0.41%               0.48%             1.02%           0.90%             1.61%
Nonperforming assets as a percent of
 total assets..........................                0.31%               0.50%             1.10%           0.99%             1.78%

______________________
(1) Gross loans receivable includes loans receivable less loan participations, undisbursed loan funds and unamortized premiums and discounts.

     Nonaccrual Loans. Loans are automatically placed on nonaccrual status when principal or interest payments are past due greater than 90 days. No loans past due greater than 90 days are still on accrual status. At December 31, 1999, Highland had eight loans on nonaccrual status consisting of four one-to-four family residential loans, no multi-family residential loans, and four commercial real estate loans. Total interest income foregone by Highland on nonaccrual loans compared to the original terms of such loans at December 31, 1999 and 1998 totaled $230,000 and $193,000, respectively.

     Real Estate Owned. Highland's general policy is to initiate foreclosure proceedings when loans are more than 30 days past due. Some loans that are more than 30 days past due are never actually foreclosed upon, however, because the borrower brings the account current or enters into a workout plan before a formal notice of default is filed. Assets classified as REO include properties upon which Highland has foreclosed on the borrower's real estate collateral or a deed has been offered in lieu of foreclosure. At December 31, 1999, Highland held no REO properties.

     Troubled Debt Restructurings("TDR"). A TDR is a loan on which Highland has reduced the rate of interest to a below-market rate or has forgiven all or part of the interest income or part of the principal balance of the loan due to the borrower's financial condition, including reduced cash flow, reduced collateral value or other conditions that impair the borrower's ability to repay the loan according to the original terms. Generally, Highland is not creating any new TDR's. At December 31, 1999, Highland had nine loans classified as TDRs. Interest income foregone by Highland on TDRs compared to the original terms of such loans during 1999 and 1998 totaled $89,000 and $121,000, respectively. Interest rates on TDR's range from 7.0% to 12.75% at December 31, 1999.

     Classified Assets. The Internal Asset Review and Credit Review Departments periodically review segments of Highland's loan portfolio and assign to each loan a classification according to Highland's risk rating system. Classified assets, consisting of nonaccrual loans, loans graded as substandard or lower and REO, at December 31, 1999 and December 31, 1998 were $10.8 million and $9.5 million, respectively. At December 31, 1999, classified assets consisted of 60 loans and no REO properties. Six classified loans totaling $3.4 million had net principal balances in excess of $500,000 at December 31, 1999.

      Delinquent Loans. The following tables set forth loans delinquent 30-59 days and 60-89 days in the loan portfolio as of the dates indicated:

                                              At December 31, 1999         At December 31, 1998         At December 31, 1997
                                           --------------------------  ----------------------------  -----------------------------
                                            30-59 Days    60-89 Days     30-59 Days    60-89 Days     30-59 Days      60-89 Days
                                            Principal      Principal      Principal     Principal      Principal       Principal
                                             Balance        Balance        Balance       Balance        Balance         Balance
                                             of Loans      of Loans       of Loans      of Loans       of Loans        of Loans
                                           ------------  ------------  ------------  -------------   ------------   --------------
                                                                          (Dollars in thousands)
Real Estate:
        One-to-four family...........      $        675  $        259  $        597  $         552   $         364  $          272
        Multi-family.................               722            --           584            384             202             704
        Commercial...................               455            16           313             --             285           1,321
Consumer.............................                --            --             5             --              --              --
                                           ------------  ------------- ------------  -------------   -------------  --------------
        Total........................      $      1,852  $        275  $      1,499  $         936   $         851  $        2,297
                                           ============= ============= ============  =============   =============  ==============
Delinquent loans to total loans(1)...              0.33%         0.05%         0.30%          0.19%           0.20%           0.54%

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

     The following table sets forth information regarding Highland's allowance for loan losses at the dates and for the periods indicated:


                                                               At or For the Years Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                1999              1998              1997               1996              1995
                                          ----------------  -----------------  ----------------  ----------------  ---------------
                                                                         (Dollars in thousands)
Balance at beginning of year.........          $ 9,909            $8,848            $7,676            $7,056            $8,832
Provision for loan losses............            2,518             3,315             5,164             3,930             5,221
Chargeoffs:
  Real estate loans:
     One-to-four family..............               24                91               432               590             1,196
     Multi-family....................              496             1,144             2,650             1,925             4,936
     Commercial......................               29               968               895               785             1,616
     Construction and land...........               --                47                13                21               164
  Consumer...........................               20                 4                 2                 2                --
                                          ----------------  -----------------  ----------------  ----------------  ---------------
     Total...........................              569             2,254             3,992             3,323             7,912
Recoveries...........................               93                --                --                13               915
                                          ----------------  -----------------  ----------------  ----------------  ---------------
Balance at end of year...............      $    11,951       $     9,909       $     8,848       $     7,676       $     7,056
                                          ================  =================  ================  ================  ===============

     Highland made provisions for loan losses during 1995 at a relatively high level and loan chargeoffs during that year exceeded the allowance at the beginning of the year, primarily due to the continuing poor economic conditions in Highland's market areas and depressed real estate values during that year. As the level of nonaccrual loans and foreclosed loans continued decreasing in 1995 and 1996, Highland's provision for loan losses also decreased during these years. Highland's increased provision for 1997 compared with 1996 reflects slight increases in the levels of loan chargeoffs and nonaccrual loans during 1997. Highland's provision for losses for 1998 and 1999 were reduced in line with improving asset quality. Nonaccrual loans increased from $3.5 million at the beginning of 1997 to $4.5 million at the beginning of 1998, then decreased to $2.4 million at December 31, 1998 and $2.0 million at December 31, 1999. Classified assets increased modestly to $10.8 million at December 31, 1999 after declining to $9.5 million at December 31, 1998 from $13.5 million at December 31, 1997, while the allowance for loan losses as a percentage of total nonperforming loans increased from 197.28% at December 31, 1997 to 418.99% at December 31, 1998 and 595.46% at December 31, 1999.

     Highland's allowance for loan losses was $11,951,000 at December 31, 1999. The determination of this allowance requires the use of estimates and assumptions regarding the risks inherent in individual loans and the loan portfolio in its entirety. While management believes that these estimates and assumptions are reasonable, there can be no assurances that they will not prove incorrect in the future. The actual amount of future provisions that may be required cannot be determined as of the date hereof, and such provisions may exceed the amounts of past provisions.

     The following tables set forth Highland's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:


                                                                       At December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               1999                           1998                              1997
                                --------------------------------    ------------------------------  --------------------------------
                                                      Percent of                        Percent of                        Percent of
                                                       Loans in                           Loans                           Loans in
                                          Percent of     Each               Percent of    in Each            Percent of     Each
                                          Allowance    Category             Allowance    Category            Allowance    Category
                                          to Total     to Total             to Total     to Total            to Total     to Total
                                Amount    Allowance     Loans       Amount  Allowance      Loans    Amount   Allowance      Loans
                                ------   -----------   ---------    ------  -----------  ---------  ------   ----------  -----------
                                                                    (Dollars in thousands)
Real estate:
   One-to-four family.....      $   460     3.85%        6.06%       $  607      6.13%    9.37%    $  905     10.23%       14.52%
   Multi-family...........        6,379    53.37        49.70         5,531     55.81    48.98      5,337     60.32        48.23
   Commercial.............        4,719    39.49        42.39         3,446     34.78    39.08      2,312     26.13        34.79
   Construction and land..          323     2.70         1.75           238      2.40     2.44        183      2.07         2.35
Consumer..................           70     0.59         0.10            87      0.88     0.13        111      1.25         0.11
                                -------   ------       ------        ------    ------   ------     ------    ------       ------
      Total...............      $11,951   100.00%      100.00%       $9,909    100.00%  100.00%    $8,848    100.00%      100.00%
                                =======   ======       ======        ======    ======   ======     ======    ======       ======


                                                                     At December 31,
                             ------------------------------------------------------------------------------------------
                                              1996                                            1995
                             ----------------------------------------      --------------------------------------------
                                                           Percent of                                       Percent of
                                            Percent of      Loans in                       Percent of        Loans in
                                            Allowance         Each                         Allowance           Each
                                            to Total       Category to                     to Total         Category to
                             Amount         Allowance      Total Loans     Amount          Allowance        Total Loans
                             -------        ----------     -----------     ------          ---------        -----------
                                                              (Dollars in thousands)
Real estate:
   One- to four-family...     $  958         12.48%         21.42%         $1,411            20.00%              30.82%
   Multi-family..........      4,686         61.05          47.00           3,443            48.80               39.27
   Commercial............      1,898         24.73          30.23           2,093            29.66               27.30
   Construction and land.        134          1.74           1.03              92             1.30                2.33
Consumer.................         --            --           0.32              17             0.24                0.28
                            --------        ------         ------          ------          -------            --------
      Total..............     $7,676        100.00%        100.00%         $7,056           100.00%             100.00%
                            ========        ======         ======          ======          =======            ========

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

     At December 31, 1999, Highland held $2.0 million in U.S. agency securities. Highland's mortgage-backed securities ("MBS") portfolio consists of seasoned fixed-rate and balloon MBSs, longer-term fixed-rate securities and adjustable-rate securities. At December 31, 1999, substantially all of Highland's MBSs were insured or guaranteed by either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association, including a cost basis of $65.4 million in MBSs available-for-sale. Investments in MBSs involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following tables set forth the carrying values and estimated fair values of Highland's investment portfolio at the dates indicated:


                                                 At December 31, 1999        At December 31, 1998        At December 31, 1997
                                              -------------------------    ------------------------   -------------------------
                                              Amortized      Estimated     Amortized     Estimated    Amortized      Estimated
                                                 cost        fair value      cost        fair value      cost        fair value
                                              ---------      ----------    ---------     ----------   ----------     ----------
                                                                         (Dollars in thousands)
Securities available-for-sale:
   U.S. Treasury and agency securities......  $   1,998      $    1,824    $   3,996     $    3,999   $   15,481     $   15,459
   Mortgage-backed securities...............     65,371          63,502       49,401         49,375       34,400         34,176
                                              ---------      ----------    ---------     ----------   ----------     ----------
          Total debt securities.............  $  67,369      $   65,326    $  53,397     $   53,374   $   49,881     $   49,635
                                              =========      ==========    =========     ==========   ==========     ==========

Securities held-to-maturity:
   Mortgage-backed securities...............  $   8,943      $    8,622    $  11,926     $   11,877   $   15,419     $   15,263
                                              =========      ==========    =========     ==========   ==========     ==========


     The contractual maturities of debt securities held-to-maturity and available-for-sale at December 31, 1999 were as follows:

                                                  Held-to-maturity                      Available-for-sale
                                            -----------------------------          -----------------------------
                                             Amortized          Estimated          Amortized          Estimated
                                               cost            fair value             cost            fair value
                                             ---------         ----------          ---------          ----------
                                                                  (Dollars in thousands)
Due from one year to five years........     $      --         $       --          $   5,714            $   5,630
Due from five to ten years.............         8,943              8,622             21,827               21,276
Due after ten years....................            --                 --             39,828               38,420
                                            ---------         ----------          ---------            ---------
    Total..............................     $   8,943         $    8,622          $  67,369            $  65,326
                                            =========         ==========          =========            =========


SOURCES OF FUNDS

General
-------

     Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and FHLB advances are the primary sources of Highland's funds for use in lending, investing and for other general purposes.

Deposits
--------

     Highland offers a variety of deposit accounts with a range of interest rates and terms. Highland's deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. At December 31, 1999, certificates of deposit constituted 78.9% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Highland's deposits are obtained predominantly from the areas in which the Bank's branch offices are located. Highland relies primarily on deposit pricing and convenience to attract and retain these deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect Highland's ability to grow and retain deposits. See Note 6 of the Notes to Consolidated Financial Statements for a breakdown of the type of deposits accounts offered by Highland. Highland does not currently accept brokered deposits.

     The following table represents the deposit activity of Highland for the periods indicated:


                                                                    For the Years Ended December 31,
                                                                1999               1998              1997
                                                             ----------         ----------        -----------
                                                                         (Dollars in thousands)
     Deposits sold.......................................    $       --         $       --        $  (101,843)
     Net deposits (withdrawals)..........................         6,697              5,532             62,351
     Interest credited on deposit accounts...............        18,875             18,837             18,249
                                                             ----------         ----------        -----------
     Total increase (decrease) in deposit accounts.......       $25,572            $24,369        $   (21,243)
                                                             ==========         ==========        ===========

     At December 31, 1999, Highland had $98.1 million in non-brokered certificate accounts in amounts of $100,000 or more, consisting of 779 accounts, maturing as follows:

                                                                                    Weighted
                                                                                    Average
                         Maturity Period                         Amount              Rate
                    ------------------------                   ----------        -------------
                                                                    (Dollars in thousands)
               Three months or less..................          $   21,272             5.01%
               Over three through six months.........              21,696             5.11
               Over six through 12 months............              42,544             5.53
               Over 12 months........................              12,544             5.79
                                                               ----------        ---------
                    Total............................          $   98,056             5.36%
                                                               ==========        =========

     The following table sets forth the distribution of Highland's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

                                                              For the Years Ended December 31,
                                       -----------------------------------------------------------------------------
                                                        1999                                       1998
                                       --------------------------------------  -------------------------------------
                                                     Percent of                                 Percent of
                                                       Total       Weighted                       Total     Weighted
                                         Average      Average       Average        Average       Average     Average
                                       Balance/(1)/   Deposits       Rate        Balance/(1)/   Deposits      Rate
                                       --------------------------------------  -------------------------------------
                                                                    (Dollars in thousands)
Money market savings accounts.....     $ 38,184         9.33%       4.03%         $ 34,683       9.07%        3.79%
Passbook accounts.................       20,603         5.03        2.23            21,327       5.58         2.30
NOW accounts......................       21,248         5.19        2.14            18,613       4.87         1.72

                                                       1997
                                        -------------------------------------
                                                       Percent of
                                                        Total       Weighted
                                         Average       Average      Average
                                        Balance/(1)/   Deposits      Rate
                                        -------------------------------------
Money market savings accounts.....      $ 24,135         6.55%       3.62%
Passbook accounts.................        24,639         6.68        2.42
NOW accounts......................        19,522         5.30        1.71

Noninterest-bearing accounts.........             9,410            2.30             --            9,789        2.56
                                              -------------------------                       ---------------------
    Total............................            89,445           21.85           2.74           84,412       22.08
Certificate accounts:
    Less than six months.............             3,678            0.90           3.61            6,290        1.64
    Over six through 12 months.......           174,256           42.56           4.22          172,522       45.10
    Over 12 through 24 months........            83,548           20.40           6.77           65,315       17.07
    Over 24 months...................            25,784            6.30           6.36           20,195        5.28
    IRA/KEOGH........................            32,743            8.00           5.05           33,785        8.83
                                              -------------------------                       ---------------------
       Total certificate accounts....           320,009           78.15           5.14          298,107       77.92
                                              -------------------------                       ---------------------
       Total average deposits........         $ 409,454          100.00%          4.61%       $ 382,519      100.00%
                                              =========================                       =====================

Noninterest-bearing accounts.........                --            9,107           2.47             --
                                                               ------------------------
    Total............................              2.59           77,403          21.00           2.33
Certificate accounts:
    Less than six months.............              4.45            1,708           0.46           4.62
    Over six through 12 months.......              6.03          108,936          29.56           6.61
    Over 12 through 24 months........              4.56          110,581          30.00           4.97
    Over 24 months...................              6.09           27,674           7.51           6.28
    IRA/KEOGH........................              5.61           42,277          11.47           5.48
                                                               ------------------------
       Total certificate accounts....              5.41          291,176          79.00           5.67
                                                               ------------------------
       Total average deposits........              4.94%       $ 368,579         100.00%          4.97%
                                                               ========================

(1)  Average balances are based on average month-end balances during the period.


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999:

                                             Period to Maturity from December 31, 1999
                             --------------------------------------------------------------------------
                             Less than        One to           Two to        Three to       Four to
                             One Year           Two            Three           Four           Five
                                               Years           Years           Years         Years
                             ----------     -----------    ------------    -----------    -------------
                                                                              (Dollars in thousands)
Certificate accounts:
0 to 3.99%.............      $   10,402               -               -              -                -
4.00 to 5.99%..........         259,020          30,758           7,922          4,489            2,191
6.00 to 8.00%..........           6,071           1,079           2,546            161            1,683
                             ----------     -----------    ------------    -----------    -------------
        Total..........         275,493          31,837          10,468          4,650            3,874
                             ==========     ===========    ============    ===========    =============

                                             At December 31,
                                -----------------------------------------


                                  1999           1998            1997
                                -----------------------------------------
Certificate accounts:
0 to 3.99%.............         $   10,402     $    7,022      $       --
4.00 to 5.99%..........            304,380        262,756         246,590
6.00 to 8.00%..........             11,540         27,042          47,435
                                ----------     ----------      ----------
        Total..........         $  326,322     $  296,820      $  294,025
                                ==========     ==========      ==========

Borrowings
----------

     From time to time, Highland obtains advances from the FHLB as an alternative to deposit funds and may make greater use of such funds in the future as part of its operating strategy. These advances are collateralized primarily by certain of Highland's mortgage loans and MBSs and secondarily by Highland's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that FHLB will advance to member institutions, including Highland, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1999, the maximum amount available to the Bank was $229.2 million, of which $50.3 million was unused. During 1999, Highland increased its net borrowings by $28.0 million. At December 31, 1999, Highland had $178.9 million in outstanding advances from the FHLB and total other borrowings of $5 million. These borrowings mature between 2000 and 2008, however, $15.0 million of five year FHLB advances are callable quarterly beginning in 2000 and $5.0 million of ten year FHLB advances are callable quarterly beginning in 2003. The interest rates payable by Highland on its FHLB and other borrowings at December 31, 1999 range from 4.80% to 6.33%.

     The following table sets forth certain information regarding Highland's borrowed funds at the dates and for the periods indicated:

                                                                   At or For the Years Ended December 31,
                                                             ---------------------------------------------------
                                                                 1999               1998                 1997
                                                             -----------        ------------         -----------
                                                                          (Dollars in thousands)
FHLB advances:
Average balance outstanding.........................            $149,694            $131,081             $ 95,979
Maximum amount outstanding at any month-end
     during the period..............................            $178,900            $150,900             $135,000
Balance outstanding at end of period................            $178,900            $150,900             $135,000
Weighted average interest rate during the period....                5.58%               5.90%                6.17%
Weighted average interest rate at end of period.....                5.74%               5.52%                6.07%

Other borrowings:
Average balance outstanding.........................            $  9,900            $  6,000             $     --
Maximum amount outstanding at any month-end
     during the period..............................            $ 10,000            $ 10,000             $     --
Balance outstanding at end of period................            $  5,000            $ 10,000             $     --
Weighted average interest rate during the period....                5.60%               5.52%                  --
Weighted average interest rate at end of period.....                6.02%               5.52%                  --

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

     Highland Bancorp, Inc., as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of the Bank are governed by the HOLA and the Federal Deposit Insurance Act ("FDIA").

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

     Upon any nonsupervisory acquisition by Highland of another savings institution or savings bank which meets the QTL test and is deemed to be a savings institution by the OTS, Highland could then become a multiple savings & loan holding company (if the acquired institution is maintained as a separate subsidiary), and would then be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings & loan holding company and its non-FDIC insured subsidiaries primarily to those activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act ("BHCA") and certain other activities authorized by OTS regulations.

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

     Less:

     .    intangible assets other than certain asset servicing rights
     . investments in and loans to subsidiaries engaged in activities as principal, not permissible for a national bank
     . deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

     Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 1999 and 1998, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

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

     As disclosed in Note 17 to Highland's audited Consolidated Financial Statements, at December 31, 1999, the Bank exceeded all minimum regulatory capital requirements.

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

     As disclosed in Note 17 to the Highland's Consolidated Financial Statements, at December 31, 1999, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.

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

Annual SAIF assessment rates as of January 1, 1999 were as follows:

                    Assessment Rates Effective January 1, 2000  *
                    ---------------------------------------------

                               Group A  Group B  Group C
                               -------  -------  -------
     Well Capitalized             0        3       17
     Adequately Capitalized       3       10       24
     Under Capitalized           10       24       27

     *Assessment figures are expressed in terms of cents per $100 of assessed deposits.

     During the quarter ended December 31, 1999, the Bank was not assessed any SAIF insurance premiums under the above schedule.

     In addition to the deposit insurance premiums presented in the above table, SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan problems of the late 1980's. At January 1, 2000, the Bank's premium rate for the FICO related payments was 2.12 basis points of assessable deposits per annum. During the second fiscal quarter of 2000, the premium rate is expected to be 2.08 basis points.

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

     In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL test requirements to allow educational loans, small business loans, and credit card loans to count as qualified thrift assets without limit. The EGRPRA also amended the QTL requirements to allow loans for personal, family, or household purposes to count as qualified thrift assets in the reporting category limited to 20.0% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts such as the Bank may choose to comply with the Internal Revenue Service's domestic building and loan tax code test. A savings institution which fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 66.7% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

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

Liquidity
---------

     Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain mortgage loans with the security of a first lien on residential property, and specified United States Government, state, or federal agency obligations) equal to at least 4% of either (i) the average daily balance of its net withdrawable accounts plus short-term borrowings (the "liquidity base") during the preceding calendar quarter or (ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. For the calculation period including December 31, 1999, the liquidity ratio of the Bank exceeded regulatory requirements.

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

     Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1999, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) other than for loans secured by readily marketable collateral under the current loans to one borrower limit was $7.2 million.

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

     Aggregate loans secured by non-residential real property are generally limited to 400% of an institution's total capital, as defined. Because of its high portfolio concentration in commercial real estate loans at December 31, 1999, the Bank had $13.9 million of additional non-residential lending capacity under the 400% of capital test.

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

Federal Home Loan Bank System
-----------------------------

     The Federal Home Loan Banks ("FHLB's") provide a comprehensive credit facility to member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB. The Bank was in compliance with this requirement, with a $8.9 million investment in FHLB-San Francisco capital stock at December 31, 1999. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and investment securities. It is the policy of the Bank's management to maintain an excess of collateral at the FHLB-San Francisco at all times to serve as a ready source of additional liquidity.

Federal Reserve System.
-----------------------

     The FRB requires savings institutions to maintain, on a recurring cycle basis, non interest bearing reserves against certain deposit accounts (primarily deposit accounts that may be accessed by writing unlimited checks). The amount of required reserves are calculated according to a formula updated periodically by the FRB, while such requirement must be met on an average balance basis during each two-week measurement cycle. The Bank was in compliance with these reserve requirements for the cycle which included December 31, 1999. The balances maintained to meet the FRB reserve requirements may be used to satisfy the liquidity requirements imposed by the OTS.

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


Taxation.
---------


     General - Under a tax sharing agreement, Highland files consolidated federal and California tax returns for itself and its subsidiary on a fiscal year basis under the accrual method of accounting. In general, Highland is subject to taxation in a manner similar to other like financial institutions. Highland is subject to a 34.0% federal income tax rate on taxable income up to $10 million, and a 35.0% rate applied against taxable income in excess of that threshold. For California franchise tax purposes, savings and loans are taxed as "financial corporations" at a rate of 10.84%, versus an 8.84% general corporate rate, because of exemptions from certain state and local taxes. Highland is also subject to the corporate Alternative Minimum Tax ("AMT"). Highland also pays certain fees, not classified as taxes for financial reporting purposes, to the State of Delaware as a Delaware holding company not earning income in that state.


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


Financial Services Modernization Legislation
--------------------------------------------


     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act of 1956 ("BHCA") framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.


     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.


     While Highland and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of Highland and the Bank in the near-term, to the extent that the act permits banks, securities firm, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act results in an increase of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.


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

     The following table sets forth the locations, transaction deposits and other information relating to the branches of the Bank as of December 31, 1999:


                                                                                       At December 31, 1998
                                                       Transaction           Number of
                                 Date Branch           Deposits (1)        Transaction         Total Deposits        Number of
 Branch Name                       Opened             (In thousands)          Accounts          (In thousands)      Total Accounts
-----------------------        --------------        ----------------      -------------        ---------------     --------------
Highland Park.............             1/6/69                $ 19,945                 3,986               $ 78,278        5,690
San Gabriel...............            12/1/74                  11,530                 1,615                 85,920        3,635
Atwater...................             8/1/79                  10,776                 2,053                 40,070        3,005
Palos Verdes..............             1/1/81                  15,354                 1,387                 46,370        2,225
Burbank...................             3/1/82                  10,061                 1,347                 65,625        2,709
Torrance..................             2/1/88                   5,520                   909                 38,280        1,608
Santa Monica..............             4/1/89                  14,111                 1,296                 59,076        2,211
                                                     ----------------         -------------        ---------------     --------
                                                             $ 87,297                12,593               $413,619       21,083
                                                     ================         =============        ===============     ========

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

EMPLOYEES

     At December 31, 1999, Highland had 103 full-time equivalent employees.
None of Highland's employees are covered by a collective bargaining agreement. Management believes its employee relations are satisfactory. Highland maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance, long- and short-term disability insurance and life insurance. Highland also offers qualifying employees the opportunity to participate in a qualified plan under section 401(k) of the Internal Revenue Code, as amended.

SUBSIDIARY ACTIVITIES

     The Bank has two subsidiaries, HFS Corporation and HI-FED Insurance Agency. HFS Corporation, a wholly owned subsidiary of the Bank, acts as the trustee for deeds of trust on behalf of the Bank. At December 31, 1999, the assets of HFS Corporation totaled $268,000.

     The Bank's alternative investment program, which targets deposit customers in the branches, is included in the operations of HI-FED Insurance Agency. This activity contributed $237,000 in commission revenues for 1999. Also, HI-FED Insurance Agency acts as the Bank's representative for placing fire insurance coverage for the Bank's mortgage loans in the event the borrower is unable or unwilling to provide their own insurance. Commissions on insurance sales are
not material to the consolidated results of Highland.   At December 31, 1999,
the total assets of HI-FED Insurance were $662,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect Highland's financial condition and results and operations, and should be considered in evaluating Highland.

     Economic Conditions and Geographic Concentration.  Highland's operations
     ------------------------------------------------
are located in Southern California and are concentrated in Los Angeles County. Although management has diversified the Bank's loan portfolio into Northern California, Arizona and Nevada, a majority of the Bank's credits remain concentrated in Southern California. As a result of this geographic concentration, Highland's results depend largely upon economic conditions in these areas, which have been relatively volatile over the past decade. While the Southern California economy has recently exhibited significant improved trends in employment, construction, and real estate valuation, there is no assurance such economic performance will continue. A deterioration in economic conditions in Los Angeles County and Southern California could have a material adverse impact on the quality of Highland's loan portfolio and the demand for its products and services.

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


                                                                   Original Year
                                               Leased or            Leased or             Date of Lease
Location                                         Owned               Acquired             Expiration(1)
-------------------------------------          -----------         -------------        -----------------
  Corporate Office/Burbank                        Leased            June 1985              August 2003
     601 S.  Glenoaks Boulevard
   Burbank, CA 91502
Atwater                                            Owned            August 1979                    N/A
     3355 Glendale Boulevard
   Los Angeles, CA 90039
Highland Park                                     Leased            January 1969        September 2001
     6301 North Figueroa Street
   Los Angeles, CA 90042
Palos Verdes                                      Leased            May 1990               August 2005
     20 Miraleste Plaza
   Palos Verdes, CA 90274
San Gabriel                                        Owned            December 1976                  N/A
     835 E. Las Tunas Drive
   San Gabriel, CA 91776
Santa Monica                                      Leased            April 1989            January 2004
     1101 Montana Avenue
   Santa Monica, CA 90403
Torrance                                          Leased            February 1988          October 2002
     25345 Crenshaw Boulevard
   Torrance, CA 90505

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Highland trades on the Nasdaq National Market under the symbol "HBNK." The high and low closing sales prices by quarter for trades on the Nasdaq National Market during 1999 and 1998 of Highland and cash dividends paid during each quarter are set forth in the table below. The closing sales price of Highland Common Stock on the Nasdaq National Market was $19.00 per share on December 31, 1999. The sales prices and dividends have been retroactively adjusted for the two-for-one stock split effected in the form of a 100% stock dividend in May 1999.

                                                   1999
                                           -------------------------------------
                                           -------   --------    ---------------
                                             High      Low        Cash Dividends
                                           -------   --------    ---------------
     Fourth Quarter..............           $19.75    $17.63      $0.0625
     Third Quarter...............           $19.50    $18.13      $0.0625
     Second Quarter..............           $20.63    $18.25      $0.0625
     First Quarter...............           $18.63    $15.75      $0.0625

                                                   1998
                                           -------------------------------------
                                             High      Low        Cash Dividends
                                           -------   ----------  ---------------
     Fourth Quarter..................       $18.06    $15.75      $0.0625
     Third Quarter...................       $21.28    $18.94      $0.0625
     Second Quarter..................       $21.75    $18.75      $0.1250
     First Quarter...................       $19.25    $16.63           --

  As of March 24, 2000, there were approximately 770 stockholders of record of Highland's Common Stock.

ITEM 6.   SUMMARY SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following tables present selected consolidated financial and other data of Highland as of and for each of the years in the five years ended December 31, 1999. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Annual Report, including Highland's Consolidated Financial Statements and notes thereto. The per share data has been retroactively adjusted for the two-for-one stock split effected in the form of a 100% stock dividend in May 1999.



                                                                         At or For the Years Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                        1999            1998           1997           1996             1995
                                                    ----------      ----------    -----------     ----------      -----------------
                                                                           (Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets.....................................    $  654,778      $  604,803    $  549,638      $  489,902      $  459,961
Securities available-for-sale....................        65,326          53,374        49,635          37,038          43,874
Securities held to maturity......................         8,943          11,926        15,419          17,969          20,787
Loans receivable, net(1).........................       545,690         483,694       427,237         373,545         312,994
Deposits.........................................       413,619         388,047       363,678         384,921         378,699
FHLB advances....................................       178,900         150,900       135,000          62,500          39,500
Stockholders' equity(2)..........................        48,207          43,439        41,512          34,863          34,091
Book value per share.............................         11.36            9.96          8.96            7.59            7.43
Loans originated and purchased during period.....       175,136         155,827       119,019         120,162          89,024

Selected Operating Data:
Interest income..................................    $   55,546      $   51,217    $   44,629      $   39,638      $   38,699
Interest expense.................................        27,793          26,981        24,224          20,426          21,387
                                                     ----------      ----------    ----------      ----------      ----------
   Net interest income...........................        27,753          24,236        20,405          19,212          17,312
Provision for loan losses........................         2,518           3,315         5,164           3,930           5,221
                                                     ----------      ----------    ----------      ----------      ----------
   Net interest income after provision for
       loan losses...............................        25,235          20,921        15,241          15,282          12,091
Noninterest income...............................         2,505           3,378         3,924           2,167           1,579
Noninterest expense:
   General and administrative expense............        10,797           9,636         9,863          15,694          12,960
   Net (income) cost of operations of real estate
       acquired through foreclosure..............          (197)            (19)          555             928           2,306
                                                     ----------      ----------    ----------      ----------      ----------
   Total noninterest expense.....................        10,600           9,617        10,418          16,622          15,266
                                                     ----------      ----------    ----------      ----------      ----------
   Income (loss) before income tax
       expense (benefit).........................        17,140          14,682         8,747             827          (1,596)
Income tax expense (benefit).....................         7,095           6,090         2,624             162            (617)
                                                     ----------      ----------    ----------      ----------      ----------
   Net income (loss).............................    $   10,045      $    8,592    $    6,123      $      665      $     (979)
                                                     ==========      ==========    ==========      ==========      ==========
Basic earnings (loss) per share..................    $     2.31      $     1.88    $     1.33      $     0.15      $    (0.43)
                                                     ==========      ==========    ==========      ==========      ==========
Diluted earnings (loss) per share................    $     2.25      $     1.80    $     1.29      $     0.15      $    (0.43)
                                                     ==========      ==========    ==========      ==========      ==========
Cash dividends per share.........................    $     0.25      $     0.25            --              --              --
                                                     ==========      ==========    ==========      ==========      ==========

                                                                            At or For the Years Ended December 31,
                                                                     ------------------------------------------------------
                                                                       1999        1998       1997       1996       1995
                                                                     --------    --------   -------   --------   ----------
Selected Financial Ratios and Other Data (3):
Performance Ratios:
   Return on average assets                                              1.60%      1.50%      1.20%      0.15%     (0.21)%
   Return on average equity.......................................      21.76      19.72      16.17       1.93      (4.41)
   Dividend payout ratio..........................................      10.82      13.26         --         --         --
   Average equity to average assets...............................       7.38       7.59       7.44       7.56       4.76
   Interest rate spread (4).......................................       4.37       4.23       4.14       4.45       4.16
   Net interest margin (5)........................................       4.66       4.50       4.33       4.60       4.11
   General and administrative expense to average assets (6).......       1.72       1.68       1.94       3.43       2.82
Regulatory Capital Ratios (7):
   Tangible capital...............................................        7.5%       7.0%       6.9%       7.2%       7.5%
   Leverage capital...............................................        7.5        7.0        6.9        7.2        7.5
   Risk-based capital.............................................       10.5       10.4       10.7       11.3       13.6
Asset Quality Ratios:
   Nonperforming loans (8) as a percent of gross loans (9)........       0.36%      0.48%      1.02%      0.90%      1.61%
   Nonperforming assets (10) as a percent of total assets.........       0.31       0.50       1.10       0.99       1.78
   Allowance for loan losses as a percent of total assets.........       1.83       1.64       1.61       1.57       1.54
   Allowance for loan losses as a percent of total
       nonperforming loans (8)....................................     595.46     418.99     197.28     222.24     135.20
   Classified assets as a percent of stockholder's equity and
       allowance for loan losses..................................      18.16      18.22      26.90      36.87      53.82
Number of full-service customer facilities........................          7          7          7         11         11

_________________________
(1) The allowance for loan losses at December 31, 1999, 1998, 1997, 1996 and 1995 was $12.0 million, $9.9 million, $8.8 million, $7.7 million and $7.1 million, respectively.

(2) Stockholders' equity amounts at December 31, 1999, 1998, 1997, 1996 and 1995 are net of unrealized holding losses on securities available-for-sale of $1,348,000, $15,000, $162,000, $247,000 and $354,000, respectively, pursuant to SFAS No. 115.

(3) Regulatory capital ratios and asset quality ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances.

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

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Highland as of and for the years ended December 31, 1999, 1998, and 1997. The discussion should be read in conjunction with Highland's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

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

RESULTS OF OPERATIONS

Overview
--------

     Highland's principal business involves the origination of loans primarily secured by income-producing real estate, located predominately in Southern California. While such lending has provided Highland with interest-earning assets with generally higher yields compared with those of most banks and savings institutions, Highland has also incurred generally higher loan origination and servicing costs and provisions for credit losses and REO expense than such institutions. Highland operates in the State of California, with most activity in Southern California, which over the past decade has experienced relatively volatile economic conditions, including fluctuations in property values. While the Southern California economy has shown significant improvement since 1997, there is no assurance that this improved performance will continue. These factors contributed to higher levels of nonperforming assets and associated costs (including provisions for loan losses and REO expense) during 1997 when compared to 1998 and 1999.

     Highland recorded net income of $10.0 million in 1999, compared with $8.6 million in 1998. Net interest income before provision for losses on loans increased by $3.5 million, and provision for losses decreased by $0.8 million. These positive variances were only partially offset by a $1.0 million increase in non-interest expenses. Highland recorded net income of $8.6 million in 1998, compared with $6.1 million in 1997. Non-interest income for 1998 included $1.2 million related to the sale of the headquarters building, while 1997 included $2.0 million in gains on the sales of four branches. The improvement in net income was principally due to a $5.7 million increase in net interest income after provision for loan losses, offset by the reduction in other income discussed above, and $3.5 million in additional income tax provision for 1998 compared to 1997.

     The changes in Highland's principal income and expense items are highlighted in the following table of condensed statements of operations:


                                                                        Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                                         Increase/                              Increase/
                                                  1999       1998        (Decrease)     1998         1997      (Decrease)
                                                -------     -------      ---------     -------      -------    ----------
                                                                         (Dollars in thousands)
Statement of Income and Comprehensive
Income Data:
  Total interest income.....................    $55,546     $51,217        $4,329      $51,217      $44,629      $ 6,588
  Total interest expense....................     27,793      26,981           812       26,981       24,224        2,757
                                                -------     -------      --------      -------      -------    ---------
  Net interest income.......................     27,753      24,236         3,517       24,236       20,405        3,831
  Provision for loan losses.................      2,518       3,315          (797)       3,315        5,164       (1,849)
  Total noninterest income..................      2,505       3,378          (873)       3,378        3,924         (546)
  Total general & administrative expense....     10,797       9,636         1,161        9,636        9,863         (227)
  Total net (income) cost of operation of
   real estate acquired through foreclosure.       (197)        (19)         (178)         (19)         555         (574)
                                                -------     -------      --------      -------      -------    ---------
  Income before income taxes................     17,140      14,682         2,458       14,682        8,747        5,935
  Income taxes..............................      7,095       6,090         1,005        6,090        2,624        3,466
                                                -------     -------      --------      -------      -------    ---------
        Net income..........................    $10,045     $ 8,592        $1,453      $ 8,592      $ 6,123      $ 2,469
                                                =======     =======      ========      =======      =======    =========

Net Interest Income

     The following table sets forth condensed average balance sheet information relating to Highland for the periods indicated together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities.

                                                                         Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                   1999                           1998                            1997
                                       -----------------------------  ---------------------------   --------------------------------
                                                            Average                       Average                           Average
                                       Average               Yield/   Average              Yield/    Average                Yield/
                                       Balance   Interest    Cost     Balance    Interest   Cost     Balance    Interest     Cost
                                       --------  --------   -------   -------    -------- -------   --------    --------    -------
                                                                         (Dollars in thousands)
Assets:
Loans(1)(2).......................     $506,760   $50,411    9.95%    $446,764   $45,917    10.28%   $392,139    $40,022     10.21%
Mortgage-related securities(3)....       69,899     4,212    6.03       56,699     3,318     5.85      50,833      3,001      5.90
Investments(4)....................       18,728       923    4.93       35,136     1,982     5.64      28,639      1,606      5.61
                                       --------  --------             --------   -------             --------   --------    ------
     Total interest-earning assets      595,387    55,546    9.33      538,599    51,217     9.51     471,611     44,629      9.46
Noninterest-earning assets........       32,232                         35,054                         37,405
                                       --------                       --------                       --------
     Total Assets.................     $627,619                       $573,653                       $509,016
                                       ========                       ========                       ========
Liabilities and Stockholders'
   Equity:
NOW accounts......................     $ 21,248       454    2.14     $ 18,613       321     1.72    $ 19,552        333      1.71
Passbook accounts.................       20,603       460    2.23       21,327       492     2.30      24,639        596      2.42
Money market savings accounts.....       38,184     1,541    4.03       34,683     1,314     3.79      24,135        873      3.62
Certificate accounts..............      320,009    16,438    5.14      298,107    16,788     5.63     291,176     16,509      5.67
                                       --------  --------             --------   -------             --------   --------    ------
Total interest-bearing deposits         400,044    18,893    4.72      372,730    18,915     5.07     359,502     18,311      5.09
FHLB advances and other
   borrowings.....................      159,571     8,900    5.58      137,903     8,066     5.85      95,979      5,913      6.16
                                       --------  --------             --------   -------             --------   --------    ------
Total interest-bearing liabilities      559,615    27,793    4.97      510,633    26,981     5.28     455,481     24,224      5.32
Noninterest-bearing deposits              9,410                          9,789                          9,107
Other noninterest-bearing
   liabilities....................       12,430                          9,669                          6,557
Stockholders' Equity..............       46,164                         43,562                         37,871
Total Liabilities and
                                       --------                       --------                       --------
   Stockholders' Equity...........     $627,619                       $573,653                       $509,016
                                       ========                       ========                       ========
Net interest income...............                 27,753                         24,236                          20,405
                                                  =======                        =======                         =======
Interest rate spread(5)...........                           4.36%                           4.23%                            4.14%
Net interest margin(6)............                           4.66%                           4.50%                            4.33%
Ratio of interest-earning assets
to interest-bearing liabilities...       106.39%                        105.48%                        103.54%

______________________
(1) Interest includes loan fees of $328,000, $669,000 and $286,000 and prepayment fees of $855,000, $554,000 and $240,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
(2)  Loans include nonaccrual loans.
(3) Includes mortgage securities available-for-sale and held-to-maturity net of unamortized discounts and premiums.
(4)  Includes interest-bearing cash and cash equivalents.
(5) Interest rate spread represents the difference between the yields on interest-earning assets and rates paid on interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

     Highland's primary source of revenue is net interest income. Highland's net interest income is affected by (1) the difference between the yields received on interest-earning assets, such as loans, mortgage-backed securities and other investments, and interest rates paid on interest-bearing liabilities, which consist of deposits and borrowings, and (2) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, Highland may incur a decline in net interest income even when the interest rate spread is positive. For 1999, Highland's ratio of average interest-earning assets to average interest-bearing liabilities was 106.39%. For 1998, this ratio was 105.48%.

     The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Highland's interest income and expense during the periods indicated. Information is provided for each major component of interest-earning assets and interest-bearing liabilities with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to rate (changes in rate multiplied by prior volume); and (3) the net change. The changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                        Year Ended                         Year Ended
                                                     December 31, 1999                  December 31, 1998
                                                     Compared to Year                    Compared to Year
                                                  Ended December 31, 1998             Ended December 31, 1997
                                                 Increase (Decrease) due to          Increase (Decrease) due to
                                               --------------------------------     --------------------------------
                                                                       (Dollars in thousands)
                                               ---------------------------------------------------------------------
                                                Volume       Rate         Net        Volume        Rate        Net
                                               --------    --------     -------     --------      ------     -------
Interest Income:
Loans......................................     $ 6,006    $ (1,512)    $ 4,494       $5,612       $ 283      $5,895
Mortgage-related securities................         793         101         894          343         (26)        317
Investments................................        (834)       (225)     (1,059)         366          10         376
                                               --------    --------     -------     --------      ------     -------
Total interest income on interest-earning
   assets..................................       5,965      (1,636)      4,329        6,321         267       6,588
                                               --------    --------     -------     --------      ------     -------
Interest Expense:
Deposits...................................       1,332      (1,354)        (22)         671         (67)        604
FHLB Advances and other borrowings.........       1,242        (408)        834        2,466        (313)      2,153
                                               --------    --------     -------     --------      ------     -------
Total interest expense on interest-bearing
   liabilities.............................       2,574      (1,762)        812        3,137        (380)      2,757
                                               --------    --------     -------     --------      ------     -------
Increase (decrease) in net interest income.     $ 3,391    $    126     $ 3,517       $3,184       $ 647      $3,831
                                               ========    ========     =======     ========      ======     =======

     Net interest income totaled $27.8 million in 1999, compared with $24.2 million in 1998, an increase of $3.5 million, and resulted primarily from a volume variance of $6.0 million in interest income on loans, offset by a total volume variance of $2.6 million in interest bearing liabilities, as rate variances in interest-earning assets and interest-bearing liabilities totaled only $0.1 million. Interest income for 1999 was $55.5 million, compared to $51.2 million for 1998, an increase of $4.3 million. This increase was primarily the result of an increase in the average volume of loans receivable, which increased by $60.0 million during 1999 compared to 1998 resulting in a positive volume variance in interest income of $6.0 million. The average yield on loans receivable decreased to 9.95% over this period from 10.28% for 1998. This rate decrease resulted in a negative $1.5 million rate variance in interest income. The decrease in the average yield on loans receivable is attributable principally to relatively lower rates charged on new loans and payoffs of older higher-yielding loans, partially offset by continued high levels of interest income related to loan prepayments in both 1999 and 1998. Loan principal amortization and payoffs were $102.9 million during 1999, compared to $83.8 million for 1998. This resulted in the recognition of prepayment fee income of $855,000 for 1999, compared to $554,000 for 1998. Amortization of deferred loan fees in 1999 totaled $328,000, compared to $669,000 in 1998. The increase in loan prepayments did not result in accelerated amortization of deferred loan fees for the 1999 periods when compared to 1998, because Highland has been collecting fewer fees on its new loan production. Management anticipates that the yields earned on Highland's loan portfolio may continue to decrease if the levels of loan prepayments and related prepayment penalties, decline. Additionally, in 1999 and 1998, Highland has recognized interest income related to the amortization of a deep discount on a pool of real estate loans purchased in late 1996. These loans, which all matured in early 1999, resulted in $328,000 and $623,000 in discount amortization on this pool of loans during 1999 and 1998, respectively. These fees contributed six basis points and 14 basis points, for 1999 and 1998, respectively, to the yield on loans earned by Highland. Highland does not anticipate the acquisition of any similar pools of loans in the future that would have such an enhanced yield. At December 31, 1999 and 1998, the contractual yield on Highland's total loan portfolio was 9.39% and 9.54%, respectively, excluding loan origination fee and discount amortization and loan prepayment fee income.

     The average volume on mortgage-backed securities increased by $13.2 million, resulting in a positive volume variance in interest income of $0.8 million, while the yield on these mortgage-backed securities increased to 6.03% over the period from 5.85%, which created a $0.1 million positive variance. Interest income on Highland's investment portfolio for 1999 decreased by $1.1 million compared to 1998, principally attributable to a $16.4 million, or 42.7%, decrease in the average portfolio volume. The average yield on total interest earning assets decreased to 9.33% for 1999 compared to 9.51% for 1998 as a result of rate decreases in all categories of earning assets.

     Interest expense for 1999 was $27.8 million, compared to $27.0 million for 1998, an increase of $0.8 million. This increase was due entirely to a $49.0 million increase of total interest-bearing liabilities during 1999 compared to 1998, which contributed a $2.6 million volume related variance. The average balance of FHLB and other borrowings increased by $21.7 million, contributing to a volume related variance in interest expense on such borrowings of $1.2 million for 1999 compared to 1998, while the average balance in interest-bearing deposits increased by $27.3 million, which resulted in a $0.7 million volume variance. The positive volume variances for deposits and other borrowings were partially offset by a negative rate variance of $0.4 million, as the overall cost of all interest bearing liabilities decreased to 4.97% for 1999 compared to 5.28% for 1998. The average interest rate paid on interest-bearing deposits decreased to 4.72% for 1999 from to 5.07% for 1998, while the average rate paid on other borrowings decreased to 5.58% from 5.85% for 1998. For further information on funding sources, see "Item 1. Business-Sources of Funds."

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

     Nonperforming assets were $2.0 million at December 31, 1999 compared with $3.0 million at December 31, 1998 and $6.0 million at December 31, 1997. Management expects that Highland's net interest income in future periods would continue to benefit from relatively low levels in nonperforming assets and would be adversely affected if the levels of nonperforming assets increases. In addition, net interest income may be adversely affected by certain shifts in the relative holdings of various types of interest-earning assets.

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

     Highland's provisions for loan losses were $2.5 million in 1999, $3.3 million in 1998 and $5.2 million in 1997. Highland's reduced provision for 1999 compared to 1998 reflects improvements in asset quality during 1999. Nonaccrual loans declined to $2.0 million at December 31, 1999 from $2.4 million at December 31, 1998. In addition, aggregate delinquent loans and loans past due 30-89 days decreased to $4.1 million and $2.1 million, respectively, at December 31, 1999 from $4.8 million and $2.4 million, respectively, at December 31, 1998. Chargeoffs against Highland's allowance for loan losses decreased to $0.6 million in 1999 from $2.3 million in 1998. Total classified assets increased slightly to $10.8 million at December 31, 1999 from $9.5 million at December 31, 1998 and was 1.6% of total assets for both years.

     Highland's reduced provision for 1998 compared to 1997 reflects improvements in asset quality during 1998. Nonaccrual loans declined to $2.4 million at December 31, 1998 from $4.5 million at December 31, 1997. In addition, classified assets declined to $9.5 million at December 31, 1998 from $13.5 million at December 31, 1997, and aggregate delinquent loans and loans past due 30-89 days decreased to $4.8 million and $2.4 million, respectively, at December 31, 1998 from $7.6 million and $3.1 million, respectively, at December 31, 1997. Chargeoffs against the allowance for loan losses decreased by $1.7 million, in 1998 compared to 1997, a reduction of 43.5%.

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


Noninterest Income

     Noninterest income for 1999 decreased by $0.9 million to $2.5 million from $3.4 million for 1998. Highland recognized a $0.3 million gain related to the settlement in 1999 of disputed utility liens and charges against previously foreclosed real estate, while a $1.2 million gain on the sale of Highland's headquarters building was recognized in 1998. Excluding the utility lien settlement in 1999 and the gain on the building sale in 1998, noninterest income was unchanged between the two years.

     Noninterest income for 1998 decreased by $0.5 million to $3.4 million from $3.9 million for 1997. A $1.2 million gain on the sale of Highland's headquarters building was recognized during 1998. Excluding the building sales gain in 1998 and the $2.0 million gain on sale of branches realized in 1997, noninterest income increased by $0.3 million between the two years, due principally to an increase of $0.2 million in gains on sales on loans.



Noninterest Expense

     Noninterest expense consists of REO expense and general and administrative expense. Noninterest expense for 1999 increased by $1.0 million to $10.6 million, compared to $9.6 million for 1998. General and administrative expense increased by $1.2 million for 1999, due to the recognition of $1.2 million in additional compensation expense related to the exercise of certain executives' stock options with a tax-offset cash bonus during the year. The ratio of general and administrative expenses to average assets increased to 1.72% during 1999, compared to 1.68% during 1998, as a result of this additional compensation charge. Net cost of operation of REO is comprised of provisions for REO losses, losses (gains) on sale of REO and certain administrative expenses, including appraisal, evaluation and legal expenses, inspection fees and net operating
expenses.   Highland had net income from operations of REO of $197,000 during
1999 and $19,000 during 1998, reflecting in both years low levels of REO holdings and dispositions at little cost or net gain to the Company.

     Noninterest expense for 1998 decreased by $0.8 million from $10.4 million for 1997. Net income from operation of REO was $19,000 for 1998, compared to $0.5 million of net cost during 1997 principally due to lower levels of REO activity in 1998. General and administrative expense decreased slightly during 1998 to $9.6 million from $9.9 million for 1997, reflecting a full year of reduced costs associated with the 1997 sales of four branches, offset by increases related to a computer service bureau conversion. As a result, the ratio of general and administrative expenses to average assets decreased to 1.68% during 1998, compared to 1.94% during 1997.



Income Taxes

     The provision for income taxes was $7.1 million in 1999, $6.1 million in 1998 and $2.6 million in 1997, respectively. Highland's combined, effective federal and state income tax rates was 41.4% in 1999, 41.5% in 1998 and 30.0% in 1997, respectively. Highland's statutory federal and state income tax rates was approximately 41.4% in each year. The effective income tax rates differ from the statutory income tax rates in 1997 principally due to the utilization of valuation reserves for state deferred income tax benefits. Highland had valuation allowances for state deferred income tax benefits of $0.2 million at December 31, 1997.

FINANCIAL CONDITION

Comparison of Financial Condition for the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

     Total assets at December 31, 1999 were $654.8 million, compared to $604.8 million at December 31, 1998. Loans receivable increased by $62.0 million during 1999, reflecting the $165.9 million in new loan originations and $9.2 million in loan purchases, offset by $109.0 million in loan sales, payoffs and normal principal amortization. Cash and cash equivalents decreased by $21.5 million, principally to fund loans originated and purchased late in the year, while total securities increased by $9.0 million. Other assets were all relatively unchanged for the year.

     Total liabilities at December 31, 1999 were $606.6 million, compared to $561.4 million at December 31, 1998, an increase of $45.2 million. This growth was split almost evenly between an increase in FHLB advances of $28.0 million and an increase in deposits of $25.6 million over this period, offset partially by a $5.0 million reduction in securities sold under agreements to repurchase. Stockholders' equity at December 31, 1999 was $48.2 million, compared to $43.4 million at December 31, 1998, as the Company's net income of $10.0 million was partially offset by a net increase of $2.1 million in common shares held in treasury, a $1.3 million increase in accumulated other comprehensive loss related to securities available-for-sale and $1.1 million of dividends paid on common stock.


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

     Total liabilities at December 31, 1998 were $561.4 million, compared to $508.1 million at December 31, 1997. This growth was split almost evenly between an increase in FHLB advances and other borrowings of $25.9 million and an increase in deposits of $24.4 million over this period. Stockholders' equity at December 31, 1998 was $43.4 million, compared to $41.5 million at December 31, 1997, as the Company's net income of $8.6 million was offset by the purchase of 150,000 common shares held in treasury for $5.8 million and dividends paid on common stock of $1.1 million.

Liquidity
---------

     The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide the liquidity necessary to fund the institution's business activities and obligations is an important element in the successful management of Highland. Federal regulations currently require that, for each calendar quarter, savings institutions maintain an average daily balance of cash and cash equivalents, and certain marketable securities which are not committed, equal to 4% of net withdrawable accounts and borrowings due in one year or less. Under FIRREA, the percentage of assets which must constitute liquid assets will be determined by the OTS, but may be set at no less than 4% and no more than 10% of the obligations of the institution on withdrawable accounts and borrowings due in one year or less. At December 31, 1999, the Bank's most recent quarterly average liquidity ratio was 13.6%, compared to 15.7% and 15.0% for the comparable 1998 and 1997 periods, respectively. Highland's liquidity ratio may vary from time to time, depending upon savings flows, future loan fundings, operating needs and general economic conditions.

     The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its loan and investment portfolios, FHLB advances and other borrowings, and cash from operations (retained earnings). The primary uses of funds include loan disbursements, loan purchases, customer deposit withdrawals, purchases of new investments, dividends and treasury share repurchases. Highland has funded most of its growth from 1997 through 1999 through financing activities, including net growth in borrowings and deposits, rather than through retained earnings.

     New loan originations and purchases totaled $175.1 million for 1999, compared to $155.8 million for 1998 and $119.0 million for 1997. Highland received cash repayments and prepayments of approximately $102.9 million during 1999, compared to $83.8 million for 1998 and $48.5 million for 1997. Such payments, together with increases in FHLB advances and securities sold under agreements to repurchase, along cash flow from operations, were sufficient to fund all of Highland's lending activities during 1999 and 1998.

     Highland is permitted to borrow from the FHLB, in addition to other sources, both to meet short-term liquidity requirements and for longer-term needs. During 1999, Highland had net additional borrowings of $28.0 million of FHLB advances, compared to net borrowings of $15.9 million during 1998. At December 31, 1999, Highland's outstanding borrowings from the FHLB totaled $178.9 million, compared to $150.9 million at December 31, 1998. See "Item 1, Business-Funding Sources."

     Highland's liquidity potential is supported by additional borrowing capacity available to it from the FHLB. Highland is currently authorized to borrow up to 35% of its assets from the FHLB ($229.3 million at December 31, 1999). FHLB advances are collateralized by pledges of qualifying real estate loan collateral. At December 31, 1999, Highland had $178.9 million of FHLB advances outstanding. Highland also has available a $5 million unsecured line of credit with an unaffiliated bank, all of which was available at December 31, 1999.

     The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $0.2 million at December 31, 1999, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.


Asset/Liability Management and Interest Rate Risk
--------------------------------------------------

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

     The primary objective of Highland's IRR management program is to maximize net income while controlling IRR exposure to within prudent levels. Financial institutions are subject to IRR whenever assets and liabilities mature or reprice at different times (gap risk), against different indices (basis risk), for different terms (yield curve risk), or are subject to various embedded options, such as the right of mortgage borrowers to refinance their loans when general market interest rates decline. Decisions to control or accept IRR are analyzed with a consideration of the probable occurrence of future interest rate changes. Stated another way, IRR management encompasses the evaluation of the likely additional return associated with an incremental change in the IRR profile of Highland. For example, having liabilities that mature or reprice faster than assets can be beneficial when interest rates decline, but may be detrimental when interest rates rise. Assessment of potential changes in market interest rates and the relative financial impact to income and NPV is used by Highland to help quantify and manage IRR. As with credit risk, the complete elimination of IRR would curtail Highland's profitability, as Highland generates a return, in part, through effective risk management. Highland's exposure to IRR as of December 31, 1999 was within the limits established by the Board of Directors.

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

     At December 31, 1999, Highland's cumulative one-year and three-year static gaps, based upon contractual repricing and maturities, (ignoring prepayments and other non-contractual adjustments) were (9.01)% and (7.09)%, respectively, of total interest earning assets. These figures suggest that the Bank's net interest income would decline somewhat if rates were to increase and would increase similarly if rates were to decline.

     The following table presents the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 1999. The "static gap" figures in the table below reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods:

                                                        More than     More than     More than
                                                        3 Months       1 Year       3 Years to   More than    Noninterest
                                              3 Months     to         to 3 Years      5 Years     5 Years      Sensitive
                                              or less    1 Year                                                              Total
                                             --------   ---------     ---------     ---------    ---------    -----------   -------
                                                                             (Dollars in thousands)
Assets:
Cash and cash equivalents.................   $   1,000  $      --     $     --      $     --     $     --      $  6,231  $   7,231
Investment securities, net................          --         --           --            --        2,000            --      2,000
Fixed rate mortgage backed securities.....       3,252      5,960        9,410         9,244       36,054            --     63,920
Adjustable rate mortgage backed
 securities...............................          40        122          358           407        9,315            --     10,242
Premiums (discounts) and unrealized
 gains (losses) on securities.............          --         --           --            --           --        (1,893)    (1,893)
Fixed rate residential loans..............       1,203      2,341        4,396         3,465       17,607            --     29,012
Adjustable rate residential loans.........       3,202      1,904           --            --           --            --      5,106
Fixed rate multifamily loans..............      12,532     15,130       23,782        10,896       16,693            --     79,033
Adjustable rate multifamily loans.........     143,935     52,787          174           308           --            --    197,204
Fixed rate commercial real estate  loans        13,254     21,107       37,895        15,755       19,302            --    107,313
Adjustable rate commercial real estate
 loans....................................     101,126     28,465           --            --           --            --    129,591
Fixed rate land and construction loans....         701        574          188            28           20            --      1,511
Adjustable rate land and construction                                                    619
 loans....................................       1,851      2,097        1,046                      2,616            --      8,229
Fixed rate consumer and other loans.......         418        331           21            22           43            --        835
Allowance for loan losses, deferred
 loan fees and loans in process...........          --         --           --            --           --       (12,144)   (12,144)
Other noninterest-earning assets..........          --         --           --            --           --        27,588     27,588
                                             ---------  ---------     --------      --------     --------      --------  ---------
   Total Assets                                282,514    130,818       77,270        40,744      103,650        19,782    654,778
                                             ---------  ---------     --------      --------     --------      --------  ---------
Liabilities and Shareholders' Equity:
Money market savings accounts.............      36,596         --           --            --           --            --     36,596
Passbook accounts.........................      19,959         --           --            --           --            --     19,959
NOW accounts..............................      22,774         --           --            --           --         7,968     30,742
Certificate accounts......................      66,791    208,723       42,285         8,523           --            --    326,322
FHLB advances and other borrowings........      35,000     82,500       22,400        44,000           --            --    183,900
Noninterest-bearing liabilities...........          --         --           --            --           --         9,052      9,052
Shareholders' equity......................          --         --           --            --           --        48,207     48,207
                                             ---------  ---------     --------      --------     --------      --------  ---------
   Total Liabilities and Shareholders'
   Equity.................................     181,120    291,223       64,685        52,523           --        65,227    654,778
                                             ---------  ---------     --------      --------     --------      --------  =========
Interest rate sensitivity gap.............   $ 101,394  $(160,405)    $ 12,585      $(11,779)    $103,650      $(45,445)
                                             =========  =========     ========      ========     ========      ========
Cumulative interest rate sensitivity gap..   $ 101,394  $ (59,011)    $(46,426)     $(58,205)    $ 45,445            --
                                             =========  =========     ========      ========     ========      ========
Interest rate sensitivity gap as a
 percent of total assets..................       15.49%    (24.50)%       1.92%        (1.80)%      15.83%        (6.94)%
                                             =========  =========     ========      ========     ========      ========
Cumulative interest rate sensitivity
 gap as a percent of total assets.........       15.49%    (9.01)%       (7.09)%       (8.89)%       6.94%           --
                                             ---------  --------      --------      --------     --------      --------

     Static gap analysis such as that presented above fails to capture material components of IRR, and therefore provides only a limited, point in time view of the Company's IRR exposure. Simulating multiple interest rate scenarios to analyze the financial impacts of various changes in general market interest rates is a more effective measure of IRR because it incorporates specific assumptions and factors not considered in static gap analysis. The assumptions and factors which are by definition excluded from the static gap analysis encompass:

 . prepayments on assets, which are very significant to Highland due its large balance of mortgage loans and related securities

 . how rate movements and the shape of the Treasury curve affect borrower prepayment behavior

 . that all loans and deposit repricing at a given time will not adjust to the same degree or by the same magnitude

 . that the nature of rate changes for assets and liabilities in the over one-year category have a greater long-term economic impact than those for shorter term assets and liabilities

 . transaction deposit accounts do not have scheduled repricing dates or contractual maturities, and therefore may respond to interest rate changes differently than other financial instruments

 . potential company and competitor strategic and operating responses to changes in absolute and relative interest rate levels

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

     As of December 31, 1999, the Bank's Sensitivity Measure, as measured by the OTS, was 147 basis points. As of the same date, the Sensitivity Measure as measured by the Company was 240 basis points. The Company compares the results from the OTS and from its internally generated results and provides the Board of Directors with a comparison to determine if there is any additional risk.

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

     In order to address the Year 2000 Issue, Highland developed and implemented a five phase plan divided into the following major components:

 .  awareness

 .  assessment

 .  renovation

 .  validation

 .  implementation

     Highland has experienced no Year 2000 operating problems or issues through February 29, 2000. The Company's management plans to continue to monitor its business and data processing related activities to insure that any Year 2000 processing issues are identified and addressed. Because all Highland's critical computer systems are written and maintained by outside vendors, the direct costs incurred by Highland for Year 2000 issues have been less than if Highland had to utilize its own personnel to modify or rewrite computer software. Highland spent approximately $95,000 in 1999 and $75,000 in 1998, primarily indirect labor to oversee planning and testing for Year 2000, and spent $2,000 in 1997. Highland has not noted any significant impacts of Year 2000 issues on its customers, and continues to believe this poses no material risk to the Bank.

Capital Resources
-----------------

     At December 31, 1999, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized." The following table sets forth the Bank's regulatory capital ratios at December 31, 1999 and December 31, 1998 (see also Note 17 of the Notes to Consolidated Financial Statements):

                                              December 31, 1999         December 31, 1998           Minimum Requirement
                                              -----------------         -----------------           -------------------
     Tangible Capital.....................         7.50%                    7.01%                         1.50%

     Leverage Capital.....................         7.50%                    7.01%                         4.00%

     Risk-based Capital...................        10.45%                   10.38%                         8.00%

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

     NONE

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

          1.  Financial Statements and Schedules                                         Page No.

              Independent Auditors' Report............................................       F-1

              Consolidated Statements of Financial Condition as of December
              31,1999 and 1998........................................................       F-2

              Consolidated Statements of Income and Comprehensive Income for the Years
              ended December 31, 1999, 1998 and 1997..................................       F-3

              Consolidated Statements of Shareholders' Equity for the Years ended
              December 31, 1999, 1998 and 1997........................................       F-4
              Consolidated Statements of Cash Flows for the Years ended
              December 31, 1999, 1998 and 1997........................................       F-5
              Notes to Consolidated Financial Statements..............................       F-7

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

          3.  Exhibits
              --------

              (i) Executive Compensation Plans and Arrangements:
                  ---------------------------------------------

                  The following is a summary of Highland's executive compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K:

Exhibit
Number    Description of Exhibit
------    ----------------------

10.1 Highland Bancorp, Inc. 1994 Stock Option and Performance Share Award Plan, as Amended and Restated.
10.2      Highland Federal Bank Profit Sharing Plan and Trust.
10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren and Ellen B. Geiger.
10.4 Form of Indemnification Agreement between the Bank and Members of the Board of Directors of the Bank.
10.5 Retirement Agreement between the Bank and Ben Karmelich, dated June 19, 1986, and Amendment No. 1 to Retirement Agreement, dated March 16, 1988.

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

10.3 Form of Change of Control Employment Agreement between the Bank and each of Stephen N. Rippe, Gary P. Warren and Ellen B. Geiger, filed as
          Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-29668 (the "1997 10-K") and incorporated herein by reference.

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

21.0      Subsidiaries of the Registrant.

23.1      Consent of KPMG LLP.

27.0      Financial Data Schedule.

     (b)  Reports on Form 8-K
          -------------------

               The Registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

     (c)  Exhibits Required by Item 601 of Regulation S-K

     See Item 14(a)(3)(i) above.

     (d)  Additional Financial Statements
          -------------------------------

     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                                                  HIGHLAND BANCORP, INC.

                                                  By: /s/ STEPHEN N. RIPPE
                                                  ---------------------------
                                                  Stephen N. Rippe, President
                                                  March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  RICHARD J. CROSS                             Dated:  March 27, 2000
--------------------------
Richard J. Cross
Chairman of the Board and Director

/s/  WOODROW De WITT                              Dated:  March 27, 2000
--------------------------
Woodrow De Witt, Director

/s/  WILLIAM DYESS                                Dated:  March 27, 2000
--------------------------
William Dyess, Director

/s/  RICHARD O. OXFORD                            Dated:  March 27, 2000
--------------------------
Richard O. Oxford, Director

/s/  GEORGE PIERCY                                Dated:  March 27, 2000
--------------------------
George Piercy, Director

/s/  STEPHEN N. RIPPE                             Dated:  March 27,2000
--------------------------
Stephen N. Rippe,
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/  SHIRLEY E. SIMMONS                           Dated:  March 27,2000
--------------------------
Shirley E. Simmons
Vice Chairman of the Board and Director

/s/  KELLY A. ANDREWS                             Dated:  March 27, 2000
--------------------------
Senior Vice President, Treasurer
(Principal Financial Officer)

/s/  STEPHEN D. COOPER                            Dated:  March 27, 2000
--------------------------
Senior Vice President, Controller
(Principal Accounting Officer)

                         Independent Auditors' Report


The Board of Directors and Shareholders
Highland Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Highland Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highland Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                       /s/ KPMG LLP


Los Angeles, California
January 19, 2000

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except share amounts)

                                                                                     December 31
                                                                            ----------------------------
                             Assets                                         1999                    1998
                                                                            ----                    ----
Cash and cash equivalents                                                 $  7,231                  28,776
Securities available-for-sale (cost of $67,369 in 1999 and $53,397
  in 1998)                                                                  65,326                  53,374
Securities held-to-maturity (fair value of $8,622 in 1999 and
  $11,877 in 1998)                                                           8,943                  11,926
Loans receivable, net of allowance for loan losses of $11,951 in
  1999 and $9,909 in 1998                                                  545,690                 483,694
Real estate acquired through foreclosure, net                                   --                     630
Federal Home Loan Bank stock, at cost                                        8,945                   7,545
Accrued interest receivable                                                  4,402                   4,205
Premises and equipment, net                                                  2,147                   2,300
Deferred income taxes, net                                                   1,580                   4,475
Other assets                                                                10,514                   7,878
                                                                          --------                 -------
                                                                          $654,778                 604,803
                                                                          ========                 =======

                Liabilities and Shareholders' Equity

Liabilities:
  Deposits                                                                $413,619                 388,047
  FHLB advances                                                            178,900                 150,900
  Securities sold under agreements to repurchase                             5,000                  10,000
  Accounts payable and other liabilities                                     8,782                  10,416
  Income taxes payable                                                         270                   2,001
                                                                          --------                 -------
        Total liabilities                                                  606,571                 561,364
                                                                          --------                 -------

Commitments and contingencies

Shareholders' equity - partially restricted:
  Preferred stock. Authorized, 1,000,000 shares of $.01 stated
    value; no shares issued                                                     --                      --
  Common stock. Authorized, 8,000,000 shares of $.01 stated
    value; issued 4,662,987 shares in 1999 and 4,662,348 shares
    in 1998                                                                     47                      47
  Additional paid-in capital                                                15,518                  16,255
  Retained earnings                                                         41,909                  32,952
  Treasury shares (419,513 shares in 1999 and 300,000 shares
    in 1998, at cost)                                                       (7,919)                 (5,800)
  Accumulated other comprehensive loss - unrealized losses on
    securities available-for-sale                                           (1,348)                    (15)
                                                                          --------                 -------
        Total shareholders' equity                                          48,207                  43,439
                                                                          --------                 -------
                                                                          $654,778                 604,803
                                                                          ========                 =======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income

             (Dollar amounts in thousands, except per share data)

                                                                                        Year ended December 31
                                                                        ------------------------------------------------------
                                                                        1999                     1998                     1997
                                                                        ----                     ----                     ----
Interest income:
  Loans                                                               $50,411                   45,917                   40,022
  Securities available-for-sale                                         4,540                    4,479                    3,581
  Securities held-to-maturity                                             595                      821                    1,026
                                                                      -------                   ------                   ------
        Total interest income                                          55,546                   51,217                   44,629
                                                                      -------                   ------                   ------

Interest expense:
  Deposits                                                             18,893                   18,915                   18,311
  FHLB advances and other borrowings                                    8,900                    8,066                    5,913
                                                                      -------                   ------                   ------
        Total interest expense                                         27,793                   26,981                   24,224
                                                                      -------                   ------                   ------
        Net interest income                                            27,753                   24,236                   20,405

Provision for losses on loans                                           2,518                    3,315                    5,164
                                                                      -------                   ------                   ------
        Net interest income after provision for losses on loans        25,235                   20,921                   15,241
                                                                      -------                   ------                   ------

Noninterest income:
  Gain on sale of building                                                 --                    1,170                       --
  Gain on sale of loans                                                   169                      276                      118
  Net gain on sale of securities available-for-sale                        --                       12                       20
  Gain on sales of branches                                                --                       --                    2,014
  Other                                                                 2,336                    1,920                    1,772
                                                                      -------                   ------                   ------
        Total noninterest income                                        2,505                    3,378                    3,924
                                                                      -------                   ------                   ------

Noninterest expense:
  General and administrative expense:
    Compensation and benefits                                           6,796                    5,684                    5,552
    Occupancy and equipment                                             1,210                    1,024                    1,290
    FDIC deposit insurance premium                                        238                      224                      299
    Service bureau and related equipment rental                           682                      755                      568
    Other                                                               1,871                    1,949                    2,154
                                                                      -------                   ------                   ------
        Total general and administrative expenses                      10,797                    9,636                    9,863

  (Income) cost of operation of real estate acquired through
    foreclosure                                                          (197)                     (19)                     555
                                                                      -------                   ------                   ------
        Total noninterest expense                                      10,600                    9,617                   10,418
                                                                      -------                   ------                   ------
        Income before income taxes                                     17,140                   14,682                    8,747

Income taxes                                                            7,095                    6,090                    2,624
                                                                      -------                   ------                   ------
        Net income                                                     10,045                    8,592                    6,123
                                                                      -------                   ------                   ------

Other comprehensive income:
  Unrealized (losses) gains on securities available-for-sale           (2,020)                     245                      101
  Reclassification adjustment for gains (loss) included in income          --                      (22)                      28
  Income tax (benefit) expense on other comprehensive income             (687)                      76                       44
                                                                      -------                   ------                   ------
        Other comprehensive (loss) income, net of tax                  (1,333)                     147                       85
                                                                      -------                   ------                   ------
Comprehensive income                                                  $ 8,712                    8,739                    6,208
                                                                      =======                   ======                   ======
Basic net earnings per share                                          $  2.31                     1.89                     1.33
                                                                      =======                   ======                   ======
Diluted net earnings per share                                        $  2.25                     1.80                     1.29
                                                                      =======                   ======                   ======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                 Years ended December 31, 1999, 1998 and 1997

                         (Dollar amounts in thousands)

                                                                                                     Accumulated
                                                       Additional                     Common            other           Total
                                          Common         paid-in       Retained     shares held     comprehensive    shareholders'
                                           stock         capital       earnings     in treasury     income (loss)       equity
                                          ------       ----------      --------     -----------     -------------    -------------
Balance at December 31, 1996                $47          15,679         19,384            --             (247)          34,863

Net income                                   --              --          6,123            --               --            6,123
Exercise of common stock options             --             243             --            --               --              243
Retirement of common stock                   --            (185)            --            --               --             (185)
Issuance of performance shares               --             383             --            --               --              383
Other comprehensive income, net of tax       --              --             --            --               85               85
                                            ---          ------         ------        ------           ------           ------
Balance at December 31, 1997                 47          16,120         25,507            --             (162)          41,512

Net income                                   --              --          8,592            --               --            8,592
Exercise of common stock options             --             135             --            --               --              135
Purchase of treasury shares                  --              --             --        (5,800)              --           (5,800)
Dividends paid on common stock               --              --         (1,147)           --               --           (1,147)
Other comprehensive income, net of tax       --              --             --            --              147              147
                                            ---          ------         ------        ------           ------           ------
Balance at December 31, 1998                 47          16,255         32,952        (5,800)             (15)          43,439

Net income                                   --              --         10,045            --               --           10,045
Exercise of common stock options             --          (1,668)            --         1,917               --              249
Purchase of treasury shares                  --              --             --        (4,036)              --           (4,036)
Dividends paid on common stock               --              --         (1,088)           --               --           (1,088)
Issuance of stock options                    --             931             --            --               --              931
Other comprehensive income, net of tax       --              --             --            --           (1,333)          (1,333)
                                            ---          ------         ------        ------           ------           ------
Balance at December 31, 1999                $47          15,518         41,909        (7,919)          (1,348)          48,207
                                            ===          ======         ======        ======           ======           ======

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                                  Year ended December 31
                                                                             ---------------------------------
                                                                             1999           1998          1997
                                                                             ----           ----          ----
Cash flows from operating activities:
  Net income                                                               $ 10,045         8,592         6,123
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of loans                                                      (169)         (276)         (118)
    Gain on sale of securities available-for-sale                                --           (12)          (20)
    Gain on sale of building                                                     --        (1,170)           --
    Gain on sale of branches                                                     --            --        (2,014)
    Net gain on sale of real estate acquired through foreclosure               (169)         (262)          (90)
    Decrease (increase) in net deferred tax asset                             3,582          (735)          576
    Amortization of premiums on securities                                      146           294           301
    Depreciation                                                                496           559           690
    Federal Home Loan Bank stock dividend                                      (407)         (399)         (249)
    Deferred direct loan origination fees and costs, net                       (968)         (817)         (346)
    Amortization of deferred compensation expense                                --           128           255
    Provision for losses on loans                                             2,518         3,315         5,164
    Provision for losses on real estate acquired through foreclosure             --           108           310
    Increase in accrued interest receivable                                    (197)         (416)         (385)
    Increase in other assets                                                 (2,636)         (576)         (244)
    (Decrease) increase in accounts payable and other liabilities            (1,634)        1,008          (456)
    (Decrease) increase in income taxes payable                              (1,731)         (486)        2,286
                                                                           --------       -------      --------
          Net cash provided by operating activities                           8,876         8,855        11,783
                                                                           --------       -------      --------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                (32,083)      (51,156)      (32,426)
  Sales and maturities of securities available-for-sale                      18,038        47,443        19,744
  Principal payments on investment securities held-to-maturity                2,910         3,408         2,474
  Increase in Federal Home Loan Bank stock                                     (993)         (396)       (3,376)
  (Purchases) sales of premises and equipment                                  (343)        8,357            22
  Net costs capitalized on real estate acquired through foreclosure            (171)         (313)         (205)
  Proceeds from the sale of real estate acquired through foreclosure          1,048         2,862         7,082
  Proceeds from the sale of loans                                             6,285         9,234         4,380
  Purchases of loans                                                         (9,222)           --          (396)
  Net increase in loans receivable                                          (60,518)      (69,395)      (69,704)
                                                                           --------       -------      --------
          Net cash used in investing activities                             (75,049)      (49,956)      (72,405)
                                                                           --------       -------      --------

                                                                     (Continued)

                   HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                                  Year ended December 31
                                                                             ---------------------------------
                                                                             1999           1998          1997
                                                                             ----           ----          ----
Cash flows from financing activities:
  Decrease in deposits from sale of branches                               $     --            --       (103,857)
  Net increase in deposits                                                   25,572        24,369         84,627
  Net borrowings from the Federal Home Loan Bank                             28,000        15,900         72,500
  (Decrease) increase in securities sold under agreements to repurchase      (5,000)       10,000             --
  Repurchase of common stock for treasury                                    (4,036)       (5,800)            --
  Retirement of common stock                                                     --            --           (185)
  Dividends paid on common stock                                             (1,088)       (1,147)            --
  Common stock options exercised                                              1,180           135            243
                                                                           --------        ------       --------
          Net cash provided by financing activities                          44,628        43,457         53,328
                                                                           --------        ------       --------
          (Decrease) increase in cash and cash equivalents                  (21,545)        2,356         (7,294)

Cash and cash equivalents at beginning of year                               28,776        26,420         33,714
                                                                           --------        ------       --------
Cash and cash equivalents at end of year                                   $  7,231        28,776         26,420
                                                                           ========        ======       ========
Supplemental disclosures of cash flow information:
  Interest paid                                                            $ 28,004        27,474         23,906
  Income taxes paid, net                                                      5,491         6,835            863
                                                                           ========        ======       ========
Supplemental disclosure of noncash investing and financing activities:
  Acquisition of real estate in settlement of loans                        $    425         3,402          9,688
  Loans made in conjunction with real estate sales                              347         1,924          3,574
                                                                           ========        ======       ========

See accompanying notes to consolidated financial statements.

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

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

    All stock and per-share information, including that of prior periods, has been restated to reflect the Company's 2 for 1 stock split, effected as a 100% stock dividend, in May 1999.

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

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

   (c)  Securities

        Securities include U.S. Treasury securities, U.S. government agency obligations and mortgage-backed securities. The Company classifies its securities in two categories: held-to-maturity and available-for-sale. Held-to-maturity securities are carried at cost, adjusted for premiums or discounts which are amortized or accreted and recognized in interest income using the interest method over the estimated remaining life of the security. Held-to-maturity securities are classified as such because the Company has the ability and management has the intent to hold them to maturity. Available-for-sale securities are debt and equity securities not classified as held-to-maturity. These securities are measured at fair value, with net unrealized gains and losses reported as a component of the accumulated other comprehensive loss caption of shareholders' equity. Premiums or discounts on mortgage-backed securities are amortized over the remaining contractual maturity, adjusted for anticipated prepayments using the interest method. The amortized cost or carrying value of the specific security sold is used to compute the gain or loss on the sale of securities.

   (d)  Loans Receivable and Allowance for Loan Losses

        Loans receivable are stated at unpaid principal balances, less allowance for loan losses and net deferred loan origination fees.

        Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Thereafter, interest collected on the loan is accounted for on the cash-collection or cost-recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal.

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

                       December 31, 1999, 1998 and 1997

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

   (h) Earnings per Share

       Two types of earnings per share (EPS), basic and diluted, are presented in the consolidated statements of income and comprehensive income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in income. The following table reconciles the weighted-average shares of common stock outstanding used in the basic EPS computation to that used in the diluted EPS computation, as

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       restated to reflect the 2 for 1 stock split, effected in the form of a 100% stock dividend, paid on May 14, 1999 to shareholders of record as of May 3, 1999. There is no difference in the income used in the two computations.

                                                                           Year ended December 31
                                                                  ----------------------------------------
                                                                    1999             1998             1997
                                                                   shares           shares           shares
                                                                  --------         ---------       ---------
         Basic EPS - weighted-average number of shares
         used in computation                                      4,346,270        4,556,584       4,598,084

         Effect of dilutive securities - incremental
         shares from outstanding common stock options               108,702          222,588         139,962
                                                                  ---------        ---------       ---------

         Diluted EPS - weighted-average number of shares
         used in computation                                      4,454,972        4,779,172       4,738,046
                                                                  =========        =========       =========



       At December 31, 1999 and 1998, there were 96,000 and 98,000 stock options, respectively, which were excluded from the effect of dilutive securities in the table above since such shares were antidilutive.

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

   (j) Stock-Based Compensation

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to measure compensation cost related to stock options following the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   (k) Comprehensive Income

       Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of income and comprehensive income.

   (l) Segment Reporting

       Management of the Company has determined that it is engaged in only one segment, providing certain banking services to its customers, including real estate lending funded primarily by deposits and other borrowings.

   (m) Interest-Rate Swaps

       The Company enters into selected interest-rate swap agreements for the purpose of asset/liability management. An interest-rate swap agreement is a contractual agreement to exchange, or "swap" a series of interest-rate payments over a specified period, based upon a common underlying notional amount. These payments are typically an exchange of fixed interest-rate cash flows for floating-rate cash flows. The objective is the synthetic alteration of the nature of or the risk characteristics of the underlying asset or liability. The agreements are accounted for on the accrual basis of accounting for interest rate swaps whereby the net amount to be received or paid under the swap agreement is accrued through each settlement date of the swap as part of the income or expense from the underlying asset or liability. The fair value of these swap agreements are not currently recognized as an asset or liability in the financial statements and are considered to be "off-balance-sheet" financial instruments.

   (n) Use of Estimates

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

       Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of real estate and fair value estimates related to investment securities, which are made at a specific point in time based upon relevant market information and other information about the asset.

   (o) Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

       accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the implementation will have a significant impact on the Company's financial position, net income or comprehensive income.

(2)  Securities

     The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's available-for-sale and held-to-maturity securities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                          Gross unrealized
                                  Amortized           --------------------------                 Estimated
                                    cost              Gains               Losses                 fair value
                                  ---------           -----               ------                 ----------
1999:
  Securities available-for-sale:
    U.S. Treasury and agency
     securities                    $ 1,998               --                  174                     1,824
    Mortgage-backed securities      65,371                2                1,871                    63,502
                                   -------           ------                -----                    ------
                                   $67,369                2                2,045                    65,326
                                   =======           ======                =====                    ======

  Securities held-to-maturity -
   mortgage-backed securities      $ 8,943               --                  321                     8,622
                                   =======           ======                =====                    ======

                                                          Gross unrealized
                                  Amortized           --------------------------                 Estimated
                                    cost              Gains               Losses                 fair value
                                  ---------           -----               ------                 ----------
1998:
  Securities available-for-sale:
    U.S. Treasury and agency
     securities                    $ 3,996                3                   --                     3,999
    Mortgage-backed securities      49,401              142                  168                    49,375
                                   -------           ------                -----                    ------
                                   $53,397              145                  168                    53,374
                                   =======           ======                =====                    ======
  Securities held-to-maturity -
   mortgage-backed securities      $11,926                2                   51                    11,877
                                   =======           ======                =====                    ======

     The weighted-average yields of U.S. Treasury and agency securities earned during 1999, 1998 and 1997 were 6.3%, 5.6% and 6.4%, respectively. The weighted-average yield of mortgage-backed securities was 6.0%, 5.9% and 5.9% during 1999, 1998 and 1997, respectively.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

      Proceeds and realized gains and losses on sales of securities available-for-sale for the years ended December 31 are summarized as follows (in thousands):

                             Proceeds    Gains      Losses
                             --------    -----      ------
         1999                $   --         --          --
         1998                 7,959         15           3
         1997                 2,033         20          --
                             ======     ======      ======

      The contractual maturities of securities available-for-sale (excluding mortgage-backed securities) at December 31, 1999 were as follows (in thousands):

                                          Available-for-sale
                                  ----------------------------------
                                  Amortized                Estimated
                                    cost                  fair value
                                  ---------               ----------
         Due after ten years       $1,998                   1,824
                                   ======                   =====

(3)   Loans Receivable

      Loans receivable are summarized as follows (in thousands):

                                                                1999             1998
                                                                ----             ----
      Trust deed loans collateralized by real estate:
         1-4 family residential properties                    $ 34,013           46,622
         Multifamily                                           277,204          243,892
         Commercial                                            236,100          194,596
         Construction and land                                  11,076           12,146
      Consumer loans                                               835              666
                                                              --------          -------
                                                               559,228          497,922
      Less:
         Loans in process                                       (1,415)          (3,179)
         Deferred origination fees, net                           (172)          (1,140)
         Allowance for loan losses                             (11,951)          (9,909)
                                                              --------           ------
                  Loans receivable, net                       $545,690          483,694
                                                              ========          =======

      The Company serviced loans for others in the approximate amounts of $2.8 million and $4.1 million at December 31, 1999 and 1998, respectively.

      The Company had impaired loans of $5.3 million and $7.9 million at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $7.3 million

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

and $10.5 million, respectively. The total allowance for loan losses related to impaired loans was $0.6 million and $1.2 million at December 31, 1999 and 1998, respectively. Interest income recognized on impaired loans of $388,000, $648,000 and $627,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively.

The Company had no loans 90 days past due and still accruing interest at December 31, 1999 and 1998.

The amounts below approximate the balance of loans which have been placed on nonaccrual status and the interest that would have been earned had the loans been performing (in thousands):

                                                        1999           1998          1997
                                                        ----           ----          ----
Principal balance                                     $2,007           2,365         4,485
Foregone interest                                        230             193           396
                                                      ======           =====         =====

Restructured loans for which interest has been reduced or suspended totaled approximately $2.1 million, $3.2 million and $4.8 million at December 31, 1999, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31 are summarized as follows (in thousands):

                                                        1999           1998          1997
                                                        ----           ----          ----
Interest income that would have been recorded          $ 271            769           596
Interest income recognized                              (182)          (648)         (417)
                                                       -----           ----          ----
            Interest income foregone                   $  89            121           179
                                                       =====           ====          ====

A summary of the activity in the allowance for loan losses for the years ended December 31 is as follows (in thousands):

                                                        1999           1998          1997
                                                        ----           ----          ----
Allowance for loan losses at beginning of year         $ 9,909         8,848         7,676
Provision for losses                                     2,518         3,315         5,164
Losses charged against the allowance                      (569)       (2,254)       (3,992)
Recoveries                                                  93           --            --
                                                       -------        ------        ------
Allowance for loan losses at end of year               $11,951         9,909         8,848
                                                       =======        ======        ======

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(4) Real Estate Acquired through Foreclosure

    Real estate acquired through foreclosure for the years ended December 31 is as follows (in thousands):

                                                          1999          1998
                                                          ----          ----
    Real estate acquired through foreclosure              $  --          744
      Less allowance for losses                              --         (114)
                                                          -----         ----

                                                          $  --          630
                                                          =====         ====

    A summary of the change in the allowance for possible losses on real estate acquired through foreclosure for the years ended December 31 is summarized as follows (in thousands):

                                                        1999       1998       1997
                                                        ----       ----       ----
    Balance at beginning of year                       $ 114        85          --

    Provision charged to expense                          --       108         310
    Charge-offs                                         (114)      (79)       (225)
                                                       -----       ---        ----

    Balance at end of year                             $  --       114          85
                                                       =====       ===        ====

   Components of the Company's net cost of operation of real estate acquired through foreclosure for the years ended December 31 are as follows (in thousands):

                                                        1999       1998       1997
                                                        ----       ----       ----
    Gains on sales                                     $(170)     (304)       (253)
    Losses on sales                                        1        42         163
    Provision for losses                                  --       108         310
    Operating (income) costs while owned                 (28)      135         335
                                                       -----      ----        ----
                                                       $(197)      (19)        555
                                                       =====      ====        ====

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997


(5) Premises and Equipment

    Premises and equipment consist of the following (in thousands):

                                                                                December 31
                                                                             ------------------
                                                                             1999          1998
                                                                             ----          ----
    Office buildings                                                        $ 1,064        1,064
    Leasehold improvements                                                    1,033        1,026
    Furniture, fixtures, equipment and vehicles                               2,318        2,129
    Land                                                                        210          210
                                                                            -------       ------
                                                                              4,625        4,429
    Less accumulated depreciation and amortization                           (2,478)      (2,129)
                                                                            -------       ------
           Premises and equipment, net                                      $ 2,147        2,300
                                                                            =======       ======

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

(6) Deposits

    Deposits at December 31 are summarized as follows (in thousands):

                                                                             1999           1998
                                                                             ----           ----
    NOW accounts                                                           $ 30,742        30,303
    Passbook accounts                                                        19,959        21,041
    Money market checking and savings                                        36,596        39,883
    Certificates of deposit                                                 326,322       296,820
                                                                           --------       -------
                                                                           $413,619       388,047
                                                                           ========       =======

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

    As of December 31, 1999, certificate accounts are scheduled to mature as follows (in thousands):

                    Year of maturity                  Amount
              -----------------------------          --------
               2000                                  $275,493
               2001                                    31,837
               2002                                    10,468
               Thereafter                               8,524
                                                     --------
                                                     $326,322
                                                     ========

    The aggregate amount of certificates of deposit with a balance equal to or greater than $100,000 was $99.0 million and $83.5 million at December 31, 1999 and 1998, respectively.

    The amount of interest expense per deposit category for the years ended December 31 is as follows (in thousands):

                                                         1999        1998        1997
                                                         ----        ----        ----
    NOW accounts                                       $   454         321         333
    Passbook accounts                                      460         492         596
    Money market checking and savings                    1,541       1,314         873
    Certificates of deposit                             16,438      16,788      16,509
                                                       -------      ------      ------
                                                       $18,893      18,915      18,311
                                                       =======      ======      ======

    In 1999 the Company entered into two interest-rate swap agreements to manage the interest-rate risk associated with its certificate of deposit accounts. The agreements that the Company entered into are structured to synthetically alter or change the nature or risk characteristics of one financial instrument to that of another financial instrument, such as a fixed-rate certificate of deposit to a variable rate. Both swap agreements have notational amounts of $10.0 million and mature in 2004. The Company pays a fixed rate of interest of 5.71% and 5.90%, respectively, and earns interest based on the six month LIBOR rate, adjusted periodically. For the year ended December 31, 1999, the Company realized a net expense of $50,000. These instruments are currently accounted for under the accrual/settlement method of accounting, whereby the net amount to be received or paid under the swap agreement is accrued through each settlement date of the swap as part of the income or expense from the underlying asset or liability to which the swap is designated.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997


(7) FHLB Advances

    FHLB advances represent secured obligations with the Federal Home Loan Bank
    (FHLB), at various rates and terms. FHLB advances are secured by mortgage loans and mortgage-backed securities.

    Mortgage loans, U.S. Treasury and agency securities and mortgage-backed securities with a carrying value of $284.5 million and $232.9 million have been pledged to secure these advances at December 31, 1999 and 1998, respectively. Interest rates range from 4.80% to 6.33% at December 31, 1999.

    As of December 31, 1999, the contractual maturities of the FHLB advances are as follows (in thousands):

                      Year of maturity                 Amount
                 -----------------------------        --------
                  2000                                $ 97,500
                  2001                                  20,000
                  2002                                  12,400
                  2003                                  25,000
                  2004                                  19,000
                  2008                                   5,000
                                                      --------
                                                      $178,900
                                                      ========

    As of December 31, 1999, $20 million of these advances can be called by the FHLB as follows: $15 million of five-year advances beginning in 2000 and $5 million of ten-year advances beginning in 2003.

    The following table approximates the maximum month-end balance outstanding, average daily balance outstanding, average rates paid during the year and the average rates on the balance at December 31 for FHLB advances (dollars in thousands):

                                                                     December 31
                                                         ----------------------------------
                                                           1999          1998         1997
                                                         --------      -------      -------
    Maximum month-end balance                            $178,900      150,900      135,000
    Average daily balance                                 149,694      131,081       95,979
    Average rates paid                                       5.58%        5.90%        6.17%
    Average rates on balance at year-end                     5.74%        5.52%        6.07%
    Balance at year-end                                   178,900      150,900      135,000
                                                         ========      =======      =======

(8) Securities Sold under Agreements to Repurchase

    At December 31, 1999, securities sold under agreements to repurchase totaled $5,000,000 and carried a weighted-average interest rate of 6.02%. These agreements mature in 2000. The securities underlying these agreements were mortgage-backed securities with a carrying value of $5.6 million and a market value at year-end of $5.4 million. The securities underlying these agreements are held by a custodian bank until the maturity of the agreement. The identical securities will be repurchased by the Bank.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997


    The average outstanding balance of securities sold under agreements to repurchase was $9.9 million in 1999. The weighted-average interest rate was 5.60%, and the maximum amount outstanding was $10,000,000.

(9) Income Taxes

    Significant components of the Company's deferred tax assets and liabilities as of December 31 are approximated as follows (dollars in thousands):

                                                                 1999         1998        1997
                                                                ------        ----        ----
    Deferred tax assets:
       Depreciation                                             $  207         198         140
       Allowance for loan losses                                 4,712       3,883       4,215
       Deferred compensation                                     1,839       2,211       2,141
       Installment sale                                                         --          --
       Unrealized loss on securities available-for-sale          1,065          10          84
       Real estate owned - allowances                              192         191         142
       Discount to facilitate sale of real estate owned           (783)       (637)       (356)
       Net operating loss carryforward                              32          32          --
       Mark to market for loans                                     --       1,683         496
       AMT credit carryforward                                      21          21          21
       Other                                                       780         767          38
                                                                ------       -----       -----
           Deferred tax asset                                    8,065       8,359       6,921

       Valuation allowance                                        (223)       (223)       (223)
                                                                ------       -----       -----

          Total deferred tax assets                              7,842       8,136       6,698
                                                                ------       -----       -----

    Deferred tax liabilities:
       Accrued interest                                             30          50          49
       State franchise tax                                          94         122         311
       Tax over book deferred loan fees                          2,708       2,187       1,411
       FHLB dividends                                            1,492       1,302       1,111
       Mark to market for loans                                  1,938          --          --
                                                                ------       -----       -----
          Total deferred tax liabilities                         6,262       3,661       2,882
                                                                ------       -----       -----
          Net deferred tax asset                                $1,580       4,475       3,816
                                                                ======       =====       =====

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

    A summary of the provision for income taxes (benefit) for the years ended December 31 is as follows (in thousands):

                                                        1999        1998         1997
                                                       ------      ------       ------
    Current taxes:
      Federal                                          $2,393       6,696        3,073
      State                                             1,143           3          (22)
                                                       ------      ------       ------

                                                        3,536       6,699        3,051
                                                       ------      ------       ------

    Deferred taxes:
      Federal                                           3,098      (2,204)         109
      State                                               461       1,595          575
                                                       ------      ------       ------

                                                        3,559        (609)         684
                                                       ------      ------       ------

    Change in the valuation allowance                      --          --       (1,111)
                                                       ------      ------       ------

                                                       $7,095       6,090        2,624
                                                       ======      ======       ======

    A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 is as follows:

                                                       1999       1998        1997
                                                       ----       ----        ----
    Statutory federal tax rate                         35.0%      35.0%       34.0%
    Officers' life insurance                            0.2       (1.9)        (.9)
    State income taxes, net of federal benefit          6.1        7.1         6.3
    Change in the valuation allowance                    --         --       (12.7)
    Other                                               0.1        1.3         3.3
                                                       ----       ----       -----

                                                       41.4%      41.5%       30.0%
                                                       ====       ====       =====

    Deferred tax assets are initially recognized for net operating loss and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and net operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences and (iii) future taxable income generated by future operations. Based on the Company's projected taxable income, management believes it is more

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

     likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1999.

     At December 31, 1999, approximately $4.2 million of accumulated retained earnings have qualified as tax bad debt deductions for which no provision for federal income taxes has been made. If in the future these amounts are used for any purpose other than to absorb loan losses, including distributions in liquidation, a tax liability will be imposed at the current corporate rate. It is not contemplated that such amounts will be used in any manner which will create a federal income tax liability.

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

(11) Commitments and Contingencies

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company has outstanding commitments to fund loans of approximately $20.2 million and $31.8 million at December 31, 1999 and 1998, respectively. These commitments expire within approximately 90 days and provide for variable rates of interest. The Company also has unfunded construction loan commitments in the amount of approximately $1.4 million and $7.5 million at December 31, 1999 and 1998, respectively.

     (a) Commitments

         The Company leases its branch operation premises under various operating leases. The leases expire at varying periods through the year 2005. Approximately $1.8 million of these lease commitments will be charged against deferred gain on the sale of the Company's headquarters building. At December 31, 1999, the minimum rental commitments under all noncancelable leases with initial or remaining terms of more than one year are approximated as follows (in thousands):

                                 Year                  Amount
                      -----------------------          ------
                      2000                             $  806
                      2001                                777
                      2002                                689
                      2003                                438
                      2004                                 56
                      Thereafter                           27
                                                       ------

                                                       $2,793
                                                       ======

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

         Included in occupancy and equipment expense for 1999, 1998 and 1997 are rental expenses for premises and equipment of approximately $498,000, $474,000 and $614,000, respectively. Included in other expenses for 1999, 1998 and 1997 are auto lease expenses of approximately $0, $7,000 and $22,000, respectively. Office leases provide for certain cost-of-living increases and require the Company to pay for property taxes, insurance and maintenance expenses.

     (b) Contingencies

         The Company is also involved in certain other litigation concerning various transactions entered into during the normal course of business. Management does not believe that the settlement of such litigation will have a material effect on the Company.

(12) Other Noninterest Income

     Components of the Company's other noninterest income for the years ended December 31 are as follows (in thousands):

                                                        1999        1998       1997
                                                       ------      ------     ------
     Late charges                                      $  197        165         93
     Retail branch fees (including ATM)                   913        911      1,099
     Dividends on FHLB stock                              416        415        293
     Commissions on alternative investments               269        302         48
     Other                                                541        127        239
                                                       ------      -----      -----
           Total noninterest income - other            $2,336      1,920      1,772
                                                       ======      =====      =====

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

(14) Employees' Profit Sharing and Retirement Plans

     The Company has a contributory employee profit sharing retirement plan. Under the plan, the first 6% or less of a participant's compensation contributed is matched at 50% by the Company. All employees of the Company who have completed one year of service and have reached 21 years of age can participate in the plan. The contributions charged against operating results were approximately $124,000, $107,000 and $89,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company also funds a Supplemental Executive Retirement Plan (SERP) and a Split Dollar Insurance Program (SDIP) for the benefit of certain employees and former employees of the Company who were

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

    employed by the Company in 1986 and before. The SERP calls for a defined benefit to be paid to certain employees and former employees, while the SDIP provides a benefit to certain employees and former employees based upon the values of specific insurance policies less Company funding costs. As of December 31, 1999 and 1998, the Company had recorded liabilities of $3.6 million and $3.6 million, respectively. The total compensation (credit) cost related to the SERP and the SDIP was approximately $(73,000), ($91,000) and $157,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    A summary of the changes in the SERP's benefit obligation and plan assets follows:

                                                                            1999          1998
                                                                           ------        -----
     Change in benefit obligations:
        Obligation at beginning of year                                    $2,574        2,671
        Service cost                                                           12           11
        Interest cost                                                         171          167
        Benefits paid                                                        (293)        (275)
                                                                           ------        -----
            Obligation at year-end                                          2,464        2,574
                                                                           ------        -----

     Change in plan assets:
        Fair value of plan assets at beginning of year                      4,957        4,401
        Increase in cash surrender value of asset                             535          507
        Employer contribution                                                 324          324
        Benefits paid                                                        (293)        (275)
                                                                           ------        -----

           Fair value of plan assets at end of year                         5,523        4,957
                                                                           ------        -----

           Funded status                                                   $3,059        2,383
                                                                           ======        =====

     Net pension credit related to the SERP includes the following components:

                                                                              December 31
                                                                           -----------------
                                                                           1999         1998
                                                                           ----         ----
     Service cost - benefits earned during the period                      $  12          11
     Interest cost on projected benefit obligation                           171         167
     Net amortization and deferral                                          (425)       (395)
                                                                           -----        ----

           Net periodic pension credit                                     $(242)       (217)
                                                                           =====        ====

     The discount rate used to determine the actuarial present value of the benefit obligations was 7.0% as of December 31, 1999 and 1998.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(15) Stock-Based Compensation

     During 1994, the Company adopted a Stock Option and Performance Share Award Plan (the Plan). The Plan, which was amended in 1998, provides for the grant of options and performance share awards to key employees as designated by the Board of Directors and for the automatic grant of stock options to nonemployee directors. Under the plan, the aggregate number of common stock outstanding and available for issuance pursuant to the exercise of options or the grant of awards was 800,000 shares.

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

     On April 16, 1997, 36,000 shares of stock with a fair value of $382,500 were issued as performance shares to certain key employees. These shares were fully vested as of January 1, 1999. In connection with the issuance of these shares, $-0- and $127,500 has been charged to compensation expense for the years ended December 31, 1999 and 1998, respectively.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1999 and 1998 and changes for each of the years in the three-year period ended December 31, 1999 is presented below:

                                                                                            Weighted-average
                                                                              Shares         exercise price
                                                                             --------       ----------------
             Outstanding at December 31, 1996                                 265,000            $ 7.46

             Stock options granted                                            247,000             10.77
             Stock options exercised                                          (36,600)             6.66
                                                                             --------

             Outstanding at December 31, 1997                                 475,400              9.24

             Stock options granted                                             98,000             21.12
             Stock options exercised                                          (35,404)             9.24
             Stock options canceled                                            (2,666)            10.63
                                                                             --------

             Outstanding at December 31, 1998                                 535,330             11.40

             Stock options granted                                            120,000             17.81
             Stock options exercised                                         (151,100)             8.33
             Stock options canceled                                           (28,500)            13.72
                                                                             --------

             Outstanding at December 31, 1999                                 475,730             13.86
                                                                             ========

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997



     The following information applied to options outstanding at December 31, 1999:

                      Number                         Range of
                   outstanding                    exercise prices
                   -----------                   ----------------
                      94,000                     $ 6.00 to $ 8.19
                     177,730                     $10.63 to $11.63
                     204,000                     $17.81 to $21.50
                     -------                     ----------------
                     475,730
                     =======

     At December 31, 1999, the weighted-average exercise price was $13.86 and the weighted-average remaining life was 6.4 years for the Company's outstanding options.

     At December 31, 1999, the Company had 65,166 shares available for grants in the fixed stock option plan. The Company applies APB Opinion 25 in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized for its stock options when originally issued. In 1999, $931,000 of stock option compensation expense was recorded as a result of the exercise of certain executives' stock options originally issued in prior years, with a tax-offset cash bonus, representing the difference between the option exercise price and the stock price on the dates these options were exercised. Had compensation cost been recognized based upon the fair value of the options at the grant date consistent with the methodology specified in SFAS No. 123, the Company's net income and net income per share at December 31, 1999, 1998 and 1997 would have been (in thousands, except per share amounts):

                                                         1999           1998          1997
                                                       -------          -----         -----
     Net income as reported                            $10,045          8,592         6,123
     Net income pro forma                                9,462          8,151         5,666
     Basic earnings per share as reported                 2.31           1.89          1.33
     Basic earnings per share pro forma                   2.18           1.79          1.23
     Diluted earnings per share as reported               2.25           1.80          1.29
     Diluted earnings per share pro forma                 2.12           1.71          1.20

     The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $7.08, $9.32 and $3.51, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 - volatility of 32.0%, no expected dividends, risk-free interest rate of 6.34% and expected life of 5 years; 1998 - volatility of 43.3%, no expected dividends, risk-free interest rate of 5.5% and expected life of 5 years; 1997 - volatility of 19.0%, no expected dividends, risk-free interest rate of 6.7% and an expected life of 5 years.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

(16) Other Noninterest Expense

     Components of the Company's other noninterest expense for the years ended December 31 are as follows (in thousands):

                                               1999       1998       1997
                                              ------     ------     ------
       Legal fees                             $  132        312        329
       Advertising                                94         93        161
       Stationery and printing                   172        213        251
       Telephone expense                         113        144        136
       Insurance expense                         182        210        270
       Audit and accounting                      275        175        150
       Other                                     903        802        857
                                              ------      -----      -----

            Total other noninterest expense   $1,871      1,949      2,154
                                              ======      =====      =====

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1999, the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leveraged ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

     The Bank's actual capital amounts and ratios are also presented in the table (in thousands). There was no deduction from capital for interest-rate risk in 1999 and 1998.

                                                                                Minimum to be well
                                                                                capitalized under
                                                        Minimum for capital     prompt corrective
                                        Actual           adequacy purposes      action provisions
                                  -----------------     -------------------     ------------------
                                   Amount   Percent      Amount     Percent      Amount    Percent
                                  -------   -------     -------     -------     -------    -------
As of December 31, 1999:
 Risk-based capital               $55,961   10.45%      $42,827      8.0%       $53,534      10.0%
 Tier I risk-based capital         49,212    9.19%       21,414      4.0%        32,120       6.0%
 Leverage capital                  49,212    7.50%       26,259      4.0%        32,824       5.0%
 Tangible capital                  49,212    7.50%        9,847      1.5%           N/A       N/A
                                  =======   =====       =======      ===        =======      ====

As of December 31, 1998:
 Risk-based capital               $48,182   10.38%      $37,137      8.0%       $46,421      10.0%
 Tier I risk-based capital         42,344    9.12        18,568      4.0         27,853       6.0
 Leverage capital                  42,344    7.01        24,151      4.0         30,189       5.0
 Tangible capital                  42,344    7.01         9,057      1.5            N/A       N/A
                                  =======   =====       =======      ===        =======      ====

     The Bank's regulatory capital ratios are based upon the shareholder's equity of the Bank adjusted as provided for in the capital regulations of the OTS. At December 31, 1999 and 1998, Highland Bancorp, Inc. has $0.3 million and $1.1 million of shareholders' equity, respectively, which is not included in the above table.

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

                       December 31, 1999, 1998 and 1997

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

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                       1999                                        1998
                                       -----------------------------------           ---------------------------------
                                           Carrying                Fair                 Carrying               Fair
                                            amount                 value                 amount                value
                                       -------------           -----------           -------------         -----------
Financial assets:
 Cash and cash equivalents             $  7,231                    7,231                  28,776               28,776
 Securities available-for-sale           65,326                   65,326                  53,374               53,374
 Securities held-to-maturity              8,943                    8,622                  11,926               11,877
 Loans receivable                       545,690                  569,888                 483,694              507,903
Accrued interest receivable               4,402                    4,402                   4,205                4,205
Financial liabilities:
 Deposits                               413,619                  412,380                 388,047              389,822
 FHLB advances and other
  borrowings                            183,900                  181,128                 160,900              161,670
 Accrued interest payable                   319                      319                     593                  593

(19) Quarterly Financial Information (Unaudited)
     (Dollars in thousands, except per share amounts and common stock closing prices)

                                                                                       Three months ended
                                                        ----------------------------------------------------------------------------
                                                           March 31,          June 30,          September 30,          December 31,
                                                             1999               1999                1999                   1999
                                                        ---------------      -----------        -------------          ------------
Year ended December 31, 1999:
 Interest income                                              $13,593           13,600              14,081                14,272
 Interest expense                                               6,682            6,805               7,198                 7,108
 Net interest income                                            6,911            6,795               6,883                 7,164
 Provision for losses on loans                                    718              600                 600                   600
 Net interest income after provision for losses on
  loans                                                         6,193            6,195               6,283                 6,564

 Total noninterest income                                         469              667                 666                   703
 Net (income) cost of operation of real estate
  acquired through foreclosure                                     (3)             (80)                (69)                  (45)

 General and administrative expenses                            2,496            3,541               2,182                 2,578
 Income before taxes                                            4,169            3,401               4,836                 4,734
 Income tax                                                     1,721            1,408               2,003                 1,963
 Net income                                                     2,448            1,993               2,833                 2,771
 Basic earnings per share                                        0.56             0.45                0.65                  0.65
 Diluted earnings per share                                      0.54             0.44                0.63                  0.64
 Closing prices for common stock:
   High                                                         18.63            20.63               19.50                 19.75
   Low                                                          15.75            18.25               18.13                 17.63
                                                              =======           ======              ======                ======

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997


                                                                                       Three months ended
                                                           -------------------------------------------------------------------------
                                                             March 31,          June 30,        September 30,          December 31,
                                                               1998               1998               1998                  1998
                                                           ------------      -----------        -------------         --------------
Year ended December 31, 1998:
 Interest income                                              $12,241            12,532            12,926                13,518
 Interest expense                                               6,528             6,671             6,950                 6,832
 Net interest income                                            5,713             5,861             5,976                 6,686
 Provision for losses on loans                                    940               860               790                   725
 Net interest income after provision for losses on
  loans                                                         4,773             5,001             5,186                 5,961
 Total noninterest income                                         779               483             1,622                   494
 Net (income) cost of operation of real estate
  acquired through foreclosure                                     15              (126)              123                   (31)
 General and administrative expenses                            2,258             2,317             2,375                 2,686
 Income before taxes                                            3,279             3,293             4,310                 3,800
 Income tax                                                     1,355             1,365             1,780                 1,590
 Net income                                                     1,924             1,928             2,530                 2,210
 Basic earnings per share                                        0.41              0.41              0.55                  0.50
 Diluted earnings per share                                      0.40              0.39              0.53                  0.48
 Closing prices for common stock:
   High                                                         19.25             21.75             21.28                 18.06
   Low                                                          16.63             18.75             18.94                 15.75
                                                              =======            ======            ======                ======

(20) Parent Company Condensed Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for Highland Bancorp, Inc. (Parent Company only) as of December 31, 1999 and 1998 and for the years then ended (dollars in thousands):

                                                                                 December 31
                                                                        -----------------------------
                  Statements of Financial Condition                       1999                 1998
     --------------------------------------------------------------     --------             --------
     Assets:
       Cash and cash equivalents                                        $   180                1,055
       Investment in Highland Federal Bank                               47,865               42,329
       Other assets                                                         193                  154
                                                                        -------               ------

                                                                        $48,238               43,538
                                                                        =======               ======

    Liabilities and shareholders' equity:
      Payable to Highland Federal Bank                                  $    31                   99
      Shareholders' equity                                               48,207               43,439
                                                                        -------               ------

                                                                        $48,238               43,538
                                                                        =======               ======

                                                                     (Continued)

                    HIGHLAND BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                                                                                   Year ended December 31
                                                                          ---------------------------------------
                      Statements of Operations                               1999                          1998
---------------------------------------------------------------------     ---------                     ---------
Interest income                                                           $    19                            --
Other expense                                                                (112)                          (66)
Dividends received from Highland Federal Bank                               4,200                         4,000
Equity in undistributed income of Highland Federal Bank                     5,938                         4,658
                                                                          -------                        ------

       Net income                                                         $10,045                         8,592
                                                                          =======                        ======


                                                                                 Year ended December 31
                                                                          --------------------------------------
                      Statements of Cash Flows                               1999                        1998
---------------------------------------------------------------------     -----------                 ----------
Cash flows from operating activities:
 Net income                                                                $10,045                      8,592
 Adjustments to reconcile net income to cash used by operating activities:
    Equity in undistributed income of Highland Federal Bank                 (5,938)                    (4,658)
    Decrease in receivable from Highland Federal Bank                           --                      3,800
    Increase in other assets                                                   (39)                       (75)
    (Decrease) increase in other liabilities                                   (68)                        87
                                                                           -------                     ------

       Net cash used by operating activities                                 4,000                      7,746
                                                                           -------                     ------

Cash flows from financing activities:
 Common stock options exercised                                                249                        135
 Common stock dividends paid                                                (1,088)                    (1,147)
 Repurchase of treasury shares                                              (4,036)                    (5,800)
                                                                           -------                     ------

       Net cash used by financing activities                                (4,875)                    (6,812)
                                                                           -------                     ------

       Net (decrease) increase in cash and cash equivalents                   (875)                       934

Cash and cash equivalents, beginning of year                                 1,055                        121
                                                                           -------                     ------

Cash and cash equivalents, end of year                                     $   180                      1,055
                                                                           =======                     ======

                  (ii)  Exhibit Index:
                        -------------

Exhibit
Number      Description of Exhibit
------      ----------------------

21.0        Subsidiaries of the Registrant.
23.1        Consent of KPMG LLP.
27.0        Financial Data Schedule.