Form 10-K/A
period 1999-12-31
HIGHLAND BANCORP INC
filed 2000-04-28
CIK 1048486

    As filed with the Securities and Exchange Commission on April 28, 2000.

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

Item 10. [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

Item 11. [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                       Commission file number:  0-29668

                            HIGHLAND BANCORP, INC.

            (Exact name of Registrant as specified in its charter)

         Delaware                                                               95-4654552
(State or other jurisdiction                                               (I.R.S. Employer
of incorporation or organization)                                    Identification Number)

                         601 South Glenoaks Boulevard

                          Burbank, California  91502

              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (818) 848-4265

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 24, 2000, as reported on the NASDAQ National Market, was approximately $46,441,771. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock, as of March 24, 2000: 4,243,474.

                                     INDEX


PART III
      Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................3
             Directors..................................................................3
             Executive Officers and Key Employees.......................................4
             Section 16(a) Beneficial Ownership Reporting Compliance....................5
      Item 11.       EXECUTIVE COMPENSATION.............................................5
             Option Grants..............................................................6
             Option Exercises and Holdings..............................................6
             Executive Officer Change of Control Agreements.............................7
             Acceleration Events Under the Option Plan..................................7
             Director Compensation......................................................7
      Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT.....................................................8
      ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................9
SIGNATURES      .......................................................................10


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

     The following are the biographies of Highland Bancorp, Inc.'s ("Highland" or the "Company") current directors. There are no arrangements or understandings among any of the directors relating to their election as directors.




     Name and Age                               Principal Occupation and Business Experience
     ------------                               --------------------------------------------
Woodrow W. DeWitt (84)        Director of the Company since 1997.  Director of Highland Federal Bank, a Federal
                              Savings Bank (the "Bank") since 1968.  Chairman of the Board of DeWitt Transfer &
                              Storage since 1955.

Richard O. Oxford (62)        Director of the Company since 1997.  Director of the Bank since 1991.  President and Chief Executive Officer of Dial Industries, Inc. (a manufacturer of housewares) since 1978.  Associate, McKinsey & Co. (international management consulting firm) from 1965 to 1968.  In 1993, Arroyo Seco Enterprises, a partnership of which Mr. Oxford was General Partner, filed for bankruptcy under
                              Chapter 11 of the Bankruptcy Code.  This bankruptcy was discharged in 1995.

Shirley E. Simmons (65)       Director of the Company since 1997.  Vice Chairman of the Board of Directors of the Bank since 1995 and a Director of the Bank since 1991.  Retired since 1991.
                              Various executive positions with Security Pacific National Bank from 1958 to 1991, most recently as Regional Vice President (1988 to 1991).

Richard J. Cross (70)         Chairman of the Board of Directors of the Company since 1997.  Chairman of the
                              Board of Directors of the Bank since 1993.  Vice Chairman of the Board of
                              Directors of the Bank from 1992 to 1993 and a Director of the Bank since 1990.
                              Managing Partner of Cross Investment Company (an investment and consulting company) since 1971 and Professor of Management and Finance at Woodbury University
                              since 1985. Twenty-seven years' commercial banking experience, including various executive positions with Lloyds Bank from 1962 to 1981, most recently as Executive
                              Vice President.

William G. Dyess (74)         Director of the Company since 1997.  Director of the Bank since 1968.  An independent real estate appraiser since 1955.

George Piercy (81)            Director of the Company since 1997.  Vice Chairman of the Board of Directors of the Bank from 1993 to 1995 and a Director of the Bank since 1968. Chairman of the
                              Board of Directors of the Bank from 1982 to 1993.  President of Highland Auto and
                              Truck Supply (manufacturer of military truck parts and accessories) since 1949.



Stephen N. Rippe (53)         Director of the Company since 1997.  President and Chief Executive Officer of the
                              Company since 1997.  Chief Executive Officer of the Bank since December 1999.
                              President of the Bank from April 1994  to December 1999, and Executive Vice
                              President from February to April 1994.  Director of the Bank since February 1994.
                              Chief Operating Officer of Imperial Thrift and Loan Association from 1991 to 1994.
                              Various executive positions with Security Pacific National Bank from 1971 to 1989, including President of Security Pacific Bank Nevada from 1987 to 1989 and Regional
                              Manager for business banking from 1984 to 1987.

Executive Officers and Key Employees

     These are the biographies of the Company's current executive officers, except for Mr. Rippe, the Chairman, whose biography is included above under "Directors." There are no arrangements or understandings among these individuals relating to their election as officers.




        Name and Age                            Principal Occupation and Business Experience
       -------------                            --------------------------------------------
Ellen B. Geiger (47)           Chief Operating Officer of the Bank since December 1999.  Executive Vice
                               President and Branch Administrator of the Bank since January 1997.  Senior Vice
                               President and Branch Administrator of the Bank from July 1995 to January 1997.
                               Founder and President of Geiger/Kochakji & Associates (banking industry consultants) from 1991 to 1995.  Various executive positions with Security
                               Pacific National Bank from 1979 to 1991, most recently as Senior Vice President and Branch Administrator.

Garry P. Warren (49)           President of the Bank since December 1999.  Executive Vice President and Chief
                               Lending Officer of the Bank since January 1997.  Senior Vice President and Chief
                               Lending Officer of the Bank from May 1994 to January 1997.  Southern California
                               Regional Manager of Imperial Thrift and Loan Association from 1993 to 1994.  Vice
                               President of Pacific First Mortgage from 1990 to 1992.  Senior Director of Grubb and Ellis, Mortgage Banking Division, from 1987 to 1990.  Senior Vice President of American Savings from 1983 to 1987.  Vice President and Manager for Citicorp from 1981 to 1983.

Kelly A. Andrews (52)          Senior Vice President, Treasurer (Principal Financial Officer) and Secretary of
                               the Company since July of 1999.  Treasurer of the Bank since 1987.  Chief
                               Financial Officer of the Bank from 1985 to 1996.

Stephen D. Cooper (49)         Senior Vice President, Controller (Principal Accounting Officer) and Secretary of
                               the Bank since December 1999.  Secretary of the Bank since July 1999.  Vice
                               President and Controller of the Bank since May 1998.  Assistant Controller at
                               People's Bank of California from February through May 1998.  Executive recruiter in 1997.  Various financial positions, ending as Vice President and Treasurer, for Imperial Thrift and Loan Association, from April 1990 through January 1997.
                               Mr. Cooper is a Certified Public Accountant.

     None of the directors or officers are related to each other by blood or marriage and none of the directors or officers are involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Highland's directors, executive officers, and greater-than-10% stockholders to file reports with the SEC and The Nasdaq Stock Market reflecting changes in their beneficial ownership of Highland stock and to provide Highland with copies of the reports. Based on the review of these reports and of certifications furnished to Highland, we believe that all of these reporting persons complied with their filing requirements for 1999, except that Messrs. Cross, DeWitt, Dyess, Oxford, Piercy and Ms. Simmons each filed a Form 4 for February 1999 on March 15, 1999, which should have been filed on March 10, 1999.

Item 11.  EXECUTIVE COMPENSATION

     Set forth below is certain information concerning the compensation of (i) Stephen N. Rippe, Chief Executive Officer of the Company and the Bank, (ii) Garry P. Warren, President and Chief Lending Officer of the Bank, (iii) Ellen B. Geiger, Chief Operating Officer, Executive Vice President and Branch Administrator of the Bank and (iv) Anthony Frey, former Chief Financial Officer of the Company (collectively, the "named executive officers"), for each of the last three fiscal years or such lesser period that such individual has been employed by the Bank. No other executive officer of the Bank received salary and bonus at a rate in excess of $100,000 during 1999. Executive officers of the Company currently receive no compensation in their capacities as executive officers of the Company but are compensated as employees of the Bank.

      Name and
      Principal
      Position                     Annual Compensation                                       Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                                                                  Other
                                                                 Annual        Performance
                                                                 Compen-          Stock         Options          All Other
                       Year         Salary         Bonus        sation (1)     Awards(2)         (#)(3)        Compensation
                   -----------  -------------  ------------  --------------------------------------------   ------------------
Stephen N. Rippe       1999        $267,616       $111,338           $--             $--         20,000        $13,622   (4)
  Chief                1998         235,050         89,730            --              --             --         13,345   (4)
  Executive            1997         215,185         66,500            --         106,250         90,000         12,632   (4)
  Officer of the
  Company and
  the Bank

Garry P. Warren        1999         177,192         66,298        20,102              --         16,000         10,615   (5)
  President and        1998         152,988         90,683            --              --             --         10,826   (5)
  Chief Lending        1997         146,243         39,750            --          90,313         34,000         11,109   (5)
  Officer of the
  Bank

Ellen B. Geiger        1999          141,816        50,678        49,612              --         12,000         11,430   (6)
  Chief                1998          118,925        40,069            --              --             --          8,753   (6)
  Operating            1997          113,839        31,500            --          63,750         22,000         10,774   (6)
  Officer of the
  Bank

Anthony Frey           1999           78,905        61,353       141,959              --             --          5,240   (7)
  Chief Financial      1998          142,680        48,155            --              --             --         12,080   (7)
  Officer (8)          1997          137,531        26,000            --          58,437         26,000          7,726   (7)

(1) Amounts reported in 1999 consist of a tax-off set cash bonus in connection with a program to exchange incentive stock options for non-qualified stock options.

(2) Pursuant to the Option Plan, Messrs. Rippe, Warren and Frey and Ms. Geiger were granted 10,000, 8,500, 5,500 and 6,000 shares, respectively, in fiscal 1997, which had a market value at December 31, 1999 of $190,000, $161,500, $104,500 and $114,000, respectively. The dollar amounts set forth in the table represent the market value of the shares on the date of issuance.
(3) Consists of the number of shares of stock underlying stock options granted during the periods indicated, adjusted for two-for-one stock split effected in May 1999.
(4) Consists of $5,000, $5,000, and $4,750 contributions to the Bank's 401(k) Plan, $1,028, $1,268, and $1,318 in imputed life insurance payments and $4,385, $3,868, and $3,355 for personal use of a Bank automobile and $3,209, $3,209, and $3,209 in lieu of disability insurance coverage in 1999, 1998, and 1997, respectively.
(5) Consists of $5,000, $5,000, and $4,750 contributions to the Bank's 401(k) Plan, $515, $953, and $1,146 in imputed life insurance payments and $2,578, $2,351, and $2,691 for personal use of a Bank automobile and $2,522, $2,522, and $2,522 in lieu of disability insurance coverage in 1999, 1998, and 1997, respectively.
(6) Consists of $5,000, $3,098 and $4,596 contributions to the Bank's 401(k) Plan, $445, $930, and $796 in imputed life insurance payments and $2,522, $1,262, and $1,919 for personal use of a Bank automobile and $3,463, $3,463, and $3,463 in lieu of disability insurance coverage 1999, 1998, and 1997, respectively.
(7) Consists of $5,000, $5,000 and $1,911 contributions to the Bank's 401(k) Plan, $240, $717 and $768 in imputed life insurance payments and $-0-, $6,363 and $5,047 for personal use of a Bank automobile in 1999, 1998 and 1997, respectively.
(8)  Served as Chief Financial Officer until June 25, 1999.

Option Grants

     The following table sets forth certain information concerning stock options granted to the named executive officers during the fiscal year ended December 31, 1999.

                                                                                                    Potential Realizable Value
                                                                                                   at Assumed Annual Rate of
                                                                                                    Stock Price Appreciation
                                              Individual Grant                                        for Option Term (1)
                 ----------------------------------------------------------------------------  ----------------------------------
                         Number             Percent of
                         Shares of        Total Options
                           Stock           Granted to
                        Underlying        Employees in             Exercise      Expiration
  Name                   Options           Fiscal Year              Price          Date               5%                  10%
---------------  --------------------  ---------------------  --------------  ---------------  ------------------  --------------
   Stephen N. Rippe      20,000               27.8%                $17.81        02/24/09           $580,300             $923,900

   Garry P. Warren       16,000               22.2%                 17.81        02/24/09            464,300              739,200

   Ellen B. Geiger       12,000               16.7%                 17.81        02/24/09            348,200              554,400

   Anthony Frey           -0-                  -0-                   N/A           N/A                  -0-                 -0-

(1) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock, compounded annually over a ten-year period and assuming that the closing price was the market value of the grant. The actual value (if any) than an executive officer receives from a stock option will depend upon the amount by which the market price of the Company's Common Stock exceeds the exercise price of the option on the date of exercise. The Company does not assume that the Common Stock will appreciate at any particular rate or at all in future years.

(2) The options granted are exercisable 33.3% per year beginning on each of the first 3 anniversary dates of grant.

Option Exercises and Holdings

     The following table provides information with respect to the named executives concerning their exercise of options during 1999 and their year-end option holdings.

                                                                                             Value of Unexercised
                                                                Number of Unexercised       In-the-Money Options
                                                                 Options at Year End            at Year End (1)
Name                       Shares
                         Acquired on         Value                 Exercise/                     Exercise/
                          Exercise           Realized              Unexercisable                 Unexercisable
                      -----------------   -----------------   -----------------------    ----------------------------
Stephen N. Rippe           20,000           $195,000               102,500/47,500           $  957,500/$ 266,250
Garry P. Warren             7,100             67,006                11,730/27,500              105,551/122,625
Ellen B. Geiger            12,000            165,375                37,500/20,500              373,500/92,750
Anthony Frey               52,000            545,289                     0/0                        0/0

_______________________

(1) Value of an exercise "in-the money" options is the difference between the fair market value of the securities underlying the options and the exercise price of the options as of December 31, 1999. The closing sale price of the Common Stock on December 31, 1999 was $19.00 per share.

Executive Officer Change of Control Agreements


     In 1995, the Bank entered into a Change of Control Employment Agreement with each of Messrs. Rippe and Warren, Ms. Geiger, and three other officers of the Bank, and in 1998, the Bank entered into a Change of Control Agreement with another officer of the Bank. Such agreements provide that if a change of control of the Bank (defined to include a merger, consolidation or asset transfer where the Bank is not the surviving entity and the acquisition by a person or group of more than 50% of the outstanding shares of the Bank) occurs during the employment of the individual and the individual's position is subsequently eliminated or materially altered or the individual resigns his or her employment for good reason (defined to include a reduction in salary levels or benefits, material diminution in title or responsibilities or a job relocation of more than 50 miles), the individual will be entitled to a lump sum payment equal to his or her salary for a specified period. In the case of Mr. Rippe, such period is two and one-half years and in the case of Mr. Warren and Ms. Geiger, such period is one and one-half years.

Acceleration Events Under the Option Plan

     In the event the Company enters into an agreement to dispose of all or substantially all of its assets or if the Company's stockholders dispose or agree to become obligated to dispose of fifty percent or more of the outstanding shares of Common Stock ("Acceleration Event"), then each outstanding option will be exercisable during the thirty days immediately preceding such Acceleration Event. However, no Acceleration Event will be deemed to occur in the event that
(i) the terms of the agreements pursuant to which such transaction is occurring requires as a condition to the consummation of the transaction that each option will be either assumed by a successor corporation or be replaced with a comparable option to purchase shares of stock of the successor corporation, and
(ii) the transaction is approved by a majority of the directors who have been in office for more than twelve months prior to the scheduled consummation of the transaction. Upon consummation of the Acceleration Event, all outstanding options, whether or not so accelerated, will terminate and cease to be exercisable, unless assumed by the successor corporation.

Director Compensation

  During 1999, each director of the Bank, other than directors who were also employees of the Bank, was paid directors fees of $2,000 per month and $175 for each committee meeting attended. Mr. Cross (Chairman of the Board) received additional fees of $417 per month as compensation for that position. Ms. Simmons (Chairman of the Audit Committee) received additional fees of $208 per month as compensation for that position. Pursuant to this arrangement, the Bank paid $172,175 in aggregate compensation to directors during 1999. Each director of the Bank who has reached the age of 72 and has served as a director for at least 18 years or was a director for at least 18 years or was a director on August 19, 1985, or who becomes unable to continue to serve as a director for reasons of ill health, may be designated a "director emeritus" by the Board of Directors. Each director emeritus would be entitled to continue to receive a monthly fee equal to the board fee he or she received immediately prior to becoming a director emeritus and the continuation of certain benefits. The Board of Directors has designated Ben Karmelich who retired as a director of the Bank in April 1998, a "director emeritus". Mr. Karmelich does not presently receive a monthly fee. Directors of the Bank are not currently paid any additional fees for serving as directors of the Company.

  Each non-employee director is also eligible to participate in the stock option plan. During 1999, each of the non-employee directors was granted non-qualified options to acquire 8,000 shares of Common Stock at an exercise price of $17.81 per share.

  Prior to July 1992, each of Messrs. DeWitt, Dyess and Piercy has retirement agreements with the Bank that provided for certain retirement benefits in the event of the retirement or death of such director, payable in annual installments over 15 years. Such benefits would have been not less than $6,400 annually in the event of retirement or death occurring after June 19, 1992 and not more than $9,600 annually in the event of retirement or death occurring after June 19, 1996. Effective July 1992, each Messrs. DeWitt, Dyess and Piercy elected to receive, commencing in 1992 and in lieu of such retirement benefits, 15 annual payments of $6,400. Pursuant to this arrangement, the Bank paid $19,200 in aggregate compensation during 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of March 24, 2000, all persons or entities we know to be "beneficial owners" of more than five percent of our Common Stock. This information is based on Schedules 13D and 13G reports filed with the SEC by each of the persons and entities listed in the table below. If you wish, you may obtain these reports from the SEC.

                                                                        Common Stock Beneficially Owned at
Name and Address of Beneficial Owner                                              March 24, 2000
---------------------------------------------------      -------------------------------------------------------------
                                                                   Number of Shares               Percent of Class
                                                         -------------------------------------------------------------
Wellington Management Company, LLP (1)                               378,400                           8.9%
        75 State Street
        Boston, Massachusetts 02109

John Hancock Mutual Life Insurance Company (2)                       331,334                           7.8%
        101 Huntington Avenue
        Boston, Massachusetts 02199

Sandler O'Neill Asset Management LLC (3)                             235,000                           5.5%
        712 Fifth Avenue - 22nd Floor
        New York, New York  10019

_____________________

(1) Based on a Schedule 13G filed by Wellington Management Company, LLP on February 9, 2000.
(2) Based on a Schedule 13G filed by John Hancock Mutual Life Insurance Company on January 19, 2000. Direct beneficial ownership of the shares is held by John Hancock Advisors, Inc., which is a wholly-owned subsidiary of The Berkley

     Financial Group, which is a wholly-owned subsidiary of John Hancock Subsidiaries, Inc., which is a wholly-owned subsidiary of John Hancock Mutual Life Insurance Company.
(3) Based on Schedule 13D filed by Sandler O'Neill Asset Management LLC on February 25, 1999. The shares of Common Stock are held by various partnerships of which SOMA Holdings, LLC ("Holdings") is the general partner and to which Sandler O'Neill Asset Management provides administrative and management services. The managing member and President of Holdings and Sandler O'Neill Asset Management is Terry Maltese.

     The following table sets forth the beneficial ownership of the Common Stock as of March 24, 2000 by each director and executive officer and by all directors and executive officers of the Company as a group. Except as noted all such shares are beneficially owned solely by such individual or jointly with such individual's spouse.

Name of Beneficial Owner                      Amount Beneficially Owned                 Percent of Class(1)
--------------------------------------  -----------------------------------------  ---------------------------
Richard J. Cross                                   41,000(2)(3)                               1.0%
Woodrow W. DeWitt                                 105,104(2)                                  2.5%
William G. Dyess                                   44,264(2)(4)                               1.0%
Ellen B. Geiger                                    47,000(5)                                  1.1%
Richard O. Oxford                                  42,714(2)                                  1.0%
George Piercy                                     105,104(2)                                  2.5%
Stephen N. Rippe                                  173,002(6)                                  4.1%
Shirley E. Simmons                                 28,030(2)                                    *
Garry P. Warren                                    30,611(7)                                    *
Kelly Andrews                                      42,650(8)                                  1.0%
Stephen Cooper                                      2,000(9)                                    *
All directors and executive
officers as a group (9 persons)                   661,479(10)                                15.6%

  *  Less than 1%.
(1) Shares which the person (or group) has the right to acquire within 60 days after the Record Date are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person (or group).
(2) Includes 21,000 shares, which may be acquired within 60 days upon exercise of outstanding options.
(3) Does not include 6,000 shares owned by Mr. Cross's wife, as to which Mr. Cross disclaims beneficial ownership.
(4) Does not include 3,200 shares owned by Mr. Dyess's wife as to which Mr. Dyess disclaims beneficial ownership.
(5) Includes 47,000 shares, which may be acquired within 60 days upon exercise of outstanding options.
(6) Includes 131,668 shares, which may be acquired within 60 days upon exercise of outstanding options.
(7) Includes 25,564 shares, which may be acquired within 60 days upon exercise of outstanding options.
(8) Includes 2,000 shares, which may be acquired within 60 days upon exercise of outstanding options.
(9) Includes 2,000 shares, which may be acquired within 60 days upon exercise of outstanding options.
(10) Includes a total of 334,232 shares, which may be acquired within 60 days upon exercise of outstanding options.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 2000.


                                 HIGHLAND BANCORP, INC.



                                 By:    /s/ Stephen N. Rippe
                                   ---------------------------------
                                              Stephen N. Rippe
                                                  President