Form 10-Q
period 2000-03-31
HIGHLAND BANCORP INC
filed 2000-05-10
CIK 1048486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q



       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

At May 5, 2000, 4,243,474 shares of the Registrant's common stock were outstanding.

                         PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollar amounts in thousands, except share data)

                                                                                March 31,                 December 31,
                                                                                  2000                       1999
                                                                              ------------                ------------
                        ASSETS
Cash and cash equivalents                                                      $    9,543                       7,231
Securities available for sale                                                      61,719                      65,326
Securities held to maturity (fair value of $8,204 in 2000
  and $8,622 in 1999)                                                               8,543                       8,943
Loans receivable, net                                                             560,160                     545,690
Federal Home Loan Bank stock - at cost                                              9,059                       8,945
Accrued interest receivable                                                         4,674                       4,402
Premises and equipment, net                                                         2,029                       2,147
Deferred income taxes, net                                                          1,755                       1,580
Other assets                                                                        9,714                      10,514
                                                                              ------------                ------------
                                                                               $  667,196                     654,778
                                                                              ============                ============


         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                                     $  428,478                     413,619
  Federal Home Loan Bank advances                                                 173,900                     178,900
  Securities sold under agreements to repurchase                                    4,304                       5,000
  Accounts payable and other liabilities                                            8,989                       8,782
  Income taxes payable                                                              1,063                         270
                                                                              ------------                ------------
         Total liabilities                                                        616,734                     606,571
                                                                              ------------                ------------

Shareholders' equity:
  Preferred stock - authorized 1,000,000 shares of $.01
    stated value; no shares issued                                                     --                          --
  Common stock - authorized 8,000,000 shares of
    $.01 stated value, issued 4,662,987 shares in
    2000 and 1999                                                                      47                          47
  Additional paid-in capital                                                       15,518                      15,518
  Retained earnings                                                                44,502                      41,909
  Treasury shares - 419,513 shares in 2000 and 1999                                (7,919)                     (7,919)
  Accumulated other comprehensive loss-unrealized
    losses on securities available-for-sale:                                       (1,686)                     (1,348)
                                                                              ------------                ------------
         Total shareholders' equity                                                50,462                      48,207
                                                                              ------------                ------------
                                                                               $  667,196                     654,778
                                                                              ============                ============

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollar amounts in thousands except per share data)

                                                                                    Three months ended March 31,
                                                                                  2000                        1999
                                                                              ------------                ------------
Interest income
  Loans                                                                        $   13,719                      12,457
  Securities                                                                        1,248                       1,136
                                                                              ------------                ------------
         Total interest income                                                     14,967                      13,593
                                                                              ------------                ------------

Interest expense
  Deposits                                                                          5,012                       4,535
  FHLB advances and other borrowings                                                2,578                       2,147
                                                                              ------------                ------------
         Total interest expense                                                     7,590                       6,682
                                                                              ------------                ------------

         Net interest income                                                        7,377                       6,911

Provision for losses on loans                                                         500                         718
                                                                              ------------                ------------
         Net interest income after provision for
            losses on loans                                                         6,877                       6,193

Noninterest income
  Other                                                                               474                         469
                                                                              ------------                ------------
         Total noninterest income                                                     474                         469

Noninterest expense:
General and administrative expenses
  Compensation and benefits                                                         1,429                       1,474
  Occupancy and equipment                                                             283                         293
  FDIC insurance premium                                                               22                          60
  Service bureau and related equipment rental                                         167                         161
  Other                                                                               420                         508
                                                                              ------------                ------------
         Total general and administrative
            expenses                                                                2,321                       2,496

  Cost (income) of operation of real estate
    acquired through foreclosure                                                        9                          (3)
                                                                              ------------                ------------
        Total noninterest expense                                                   2,330                       2,493
                                                                              ------------                ------------
        Income before income taxes                                                  5,021                       4,169
Income taxes                                                                        2,107                       1,721
                                                                              ------------                ------------
        Net income                                                                  2,914                       2,448
                                                                              ------------                ------------
Other comprehensive income:
  Unrealized losses on securities
    available-for-sale                                                               (510)                        (40)
  Reclassification adjustment for gains (loss)
    included in income                                                                  -                           -
  Income taxes on other comprehensive
    income                                                                     $      172                          16
                                                                              ------------                ------------
         Other comprehensive loss, net of tax                                        (338)                        (24)
                                                                              ------------                ------------
Comprehensive income                                                           $    2,576                       2,424
                                                                              ------------                ------------
Basic net earnings per share                                                   $     0.69                        0.56
                                                                              ------------                ------------
Diluted net earnings per share                                                 $     0.67                        0.54
                                                                              ------------                ------------

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                           Three months ended March 31,
                                                                                          2000                      1999
                                                                                      ------------              ------------
Net cash flows from operating activities:
    Net earnings                                                                        $  2,914                     2,448
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Amortization of premiums on securities                                                20                        79
        Federal Home Loan Bank stock dividend                                               (114)                     (100)
        Increase in net deferred tax asset                                                     -                         -
        Gain on sale of real estate acquired through
         foreclosure, net                                                                      -                        (1)
        Deferred direct loan origination fees and costs, net                                (242)                     (325)
        Provision for losses on loans                                                        500                       718
        Decrease (increase) in accrued interest receivable                                  (272)                      186
        Depreciation                                                                         111                       108
        Decrease (increase) in other assets                                                  800                        55
        (Increase) decrease in income taxes payable                                          793                    (2,000)
        Increase in accounts payable and other liabilities                                   207                     2,880
                                                                                      ------------              ------------
            Net cash provided by operating activities                                      4,717                     4,048
                                                                                      ------------              ------------

Cash flows from investing activities:
        Purchases of securities available-for-sale                                            --                    (6,306)
        Sales and maturities of securities available-for-sale                              3,086                     6,974
        Principal payments on securities held-to-maturity                                    388                     1,021
        Net increase in loans receivable                                                 (14,728)                  (19,690)
        Proceeds from the sale of real estate acquired through
         foreclosure                                                                          --                       349
       Sale (purchases) of premises and equipment, net                                         7                       (29)
                                                                                      ------------              ------------
            Net cash used in investing activities                                        (11,247)                  (17,681)
                                                                                      ------------              ------------

Cash flows from financing activities:
        Net increase in deposits                                                          14,859                    10,538
        Common stock options exercised                                                        --                       178
        Dividends paid on common stock                                                      (321)                     (272)
        Repurchase of treasury stock                                                          --                      (266)
        Decrease in securities sold under agreements to
          repurchase                                                                        (696)                       --
        Net repayments of FHLB advances                                                   (5,000)                   (1,000)
                                                                                      ------------              ------------
            Net cash provided by financing activities                                      8,842                     9,178
                                                                                      ------------              ------------

Increase (decrease) in cash and cash equivalents                                           2,312                    (4,455)
Cash and cash equivalents at beginning of year                                             7,231                    28,776
                                                                                      ------------              ------------
Cash and cash equivalents at end of period                                              $  9,543                    24,321
                                                                                      ============              ============
Supplemental disclosures of cash flow information:
        Interest paid                                                                   $  7,555                     6,651
        Income taxes paid                                                                     --                     3,000
                                                                                      ============              ============
Supplemental disclosure of noncash investing and financing
 activities:
        Acquisition of real estate in settlement of loans                               $     --                        45
        Loans made in conjunction with real estate sales                                      --                        --
                                                                                      ============              ============

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and net income and comprehensive income and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or the year ending December 31, 2000. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                           Three months ended
                                                               March 31,
                                                      ---------------------------
                                                          2000            1999
                                                      ---------------------------
Basic EPS - weighted average number of
  shares used in computation                          4,243,474         4,384,392

Effect of dilutive securities - incremental
 shares from outstanding stock options                   93,982           186,140
                                                      ---------------------------

Diluted EPS - weighted average number of
 shares used in computation                           4,337,456         4,570,532
                                                      ===========================

NOTE C - SUBSEQUENT EVENTS

Cash Dividend Declaration
-------------------------
On April 17, 2000, the Board of Directors declared a 7.5 cent per share cash dividend, payable to common stockholders of record as of April 28, 2000, to be paid on May 12, 2000

Acquisition of the Company
--------------------------
On April 25, 2000, the Company announced that it had entered into an Agreement and Plan of Merger with Jackson Federal Bank, pursuant to which Jackson would acquire each share of Company, at a purchase price of $25.45 per share. This transaction is subject to the approval of the shareholders of the Company and to the receipt of all required regulatory approvals. It is anticipated that the transaction will close in the fourth quarter of 2000.

HIGHLAND BANCORP, INC. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported net earnings for the three months ended March 31, 2000, of $2.9 million, or $0.67 diluted earnings per share, compared to net earnings of $2.4 million, or $0.54 diluted earnings per share, for the three months ended March 31, 1999.

Net interest income for the three months ended March 31, 2000 totaled $7.4 million, compared to $6.9 million for the comparable 1999 period. The increase in 2000 compared with 1999 was due primarily to volume increases offset to some extent by increases in rates paid on interest bearing liabilities.

The Company reported general and administrative expenses of $2.3 million for the three months ended March 31, 2000, compared to $2.5 million in the first three months in 1999. The ratio of general and administrative expenses to average assets was 1.40% for the 2000 period and 1.64% for the 1999 period.


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

                                                                      Three Months Ended
                                                                        March 31, 2000
                                                                   Compared to Three Months
                                                                     Ended March 31, 1999
                                                                  Increase (Decrease) due to
                                                        ----------------------------------------------
                                                                        (In thousands)
                                                        ----------------------------------------------
                                                         Volume              Rate               Net
                                                        ----------------------------------------------
Interest Income:
Loans                                                   $  1,458               (196)             1,262
Mortgage-related securities                                  166                 62                228
Investments                                                 (152)                36               (116)
                                                        ----------------------------------------------
Total interest income on interest-earning
 assets                                                    1,472                (98)             1,374


Interest Expense:
Deposits                                                     367                110                477
FHLB advances and other borrowings                           321                110                431
                                                        ----------------------------------------------
Total interest expense on interest-bearing
 liabilities                                                 688                220                908
                                                        ----------------------------------------------
Change in net interest income                           $    784               (318)               466
                                                        ==============================================


Net interest income for the three months ended March 31, 2000, was $7.4 million compared to $6.9 million for the first quarter of 1999. The increase in net interest income for the quarter ended March 31, 2000, is principally attributable to a $58.5 million increase in average net loans receivable outstanding in the first quarter of 2000 compared with the first quarter of 1999. Total interest bearing liabilities increased by $53.1 million, resulting in an increase in the ratio of interest earning assets to interest bearing liabilities to 106.47% for the first quarter of 2000 compared to 106.13% for the first quarter of 1999. Offsetting these volume-related increases, the interest rate spread and margin for the Company decreased to 4.33% and 4.65%, respectively, for the 2000 first quarter, compared to 4.46% and 4.75%, respectively, for the first quarter of 1999. The decreases in the net interest spread and margins in the first three months of 2000 compared to 1999, are attributable principally to a 16 basis point decrease in the yield on the Company's loan portfolio and a 12 basis point increase in the cost of the Company's total interest bearing liabilities between the first quarter of 2000 compared with the first quarter of 1999.

The Company's ability to continue to increase its loan portfolio, which creates a positive volume variance in net interest income, is dependent on both economic and Bank regulatory issues. The Bank's ability to make new commercial real estate loans is restricted by a regulatory limit on the amount of total nonresidential real estate loans which cannot exceed a maximum of 400% of the Bank's total regulatory capital. At March 31, 2000, the Bank had $14.4 million of additional nonresidential real estate lending capacity available under the 400% of capital test. The Bank is also subject to the "Qualified Thrift Lender" ("QTL") test, which it must meet in order to retain its ability to operate without restrictions as a savings institution, and which places certain restrictions on the types of loans and investments that can be held by the Bank. Under the QTL test, the Bank must maintain a minimum of 65% of its assets in qualified thrift investments, which consist principally of residential and small business loans and mortgage-backed securities. At March 31, 2000, the Bank held 66% of its assets in qualified thrift investments.


The following table reflects activity in the Company's loan portfolio:


                                                            For the three months ended March 31,
                                                            ------------------------------------
(In thousands)                                                   2000                   1999
                                                            ------------------------------------
Net loans at beginning of period                              $ 545,690                483,694

Loans originated:
   Real estate loans:
     Multi-family                                                17,058                 16,702
     Commercial                                                  21,719                 30,100
     Construction and land                                           43                     88
                                                            ------------------------------------
            Total loans originated                               38,820                 46,890
                                                            ------------------------------------
Less:
  Principal payments (including payoffs)                         24,113                 27,863
  Other, net                                                        237                   (225)
                                                            ------------------------------------
Loans receivable, net                                         $ 560,160                502,946
                                                            ====================================


Provision and Allowance for Loan Losses

For the three months ended March 31, 2000, the Company's provision for loan losses totaled $0.5 million, compared to $0.7 million for the comparable period in 1999. The Company's decreased provision for 2000 compared with 1999 reflects a continued low level in nonaccrual loans and reduced levels of loan chargeoffs during 2000, as well as Management's assessment of risks associated with trends in economic and business conditions in the Company's market. At March 31, 2000, the Company's nonperforming assets, consisting of nonaccrual loans, totaled $2.0 million, compared to $2.5 million at March 31, 1999 and $2.0 million at December 31, 1999. The Company's allowance for loan losses as a percentage of gross loans receivable was 2.16% at March 31, 2000, compared to 2.14% at December 31, 1999 and 2.02% at March 31, 1999. The Company held no real estate owned at March 31, 2000 or December 31, 1999.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):


                                                   For the Three    For the Three      For the Year
                                                    Months Ended     Months Ended          Ended
                                                   March 31, 2000   March 31, 1999   December 31, 1999
                                                   ---------------------------------------------------
Balance at beginning of period                       $  11,951           9,909             9,909
Provision for loss                                         500             718             2,518
Chargeoffs:
   Real estate loans:
   One-to-four family                                       --              25                24
   Multi-family                                             39             188               496
   Commercial                                               --              30                29
   Construction and land                                    --              --                --
   Consumer                                                 --              --                20
                                                   ---------------------------------------------------
            Total                                           39             243               569
Recoveries                                                  --              --                93
Balance at end of period                             $  12,412          10,384            11,951
                                                    ==================================================


While management believes that the allowance for loan losses at March 31, 2000, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.


The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                                                    As of              As of
                                                                               March 31, 2000    December 31, 1999
                                                                               -----------------------------------
Nonaccrual loans:
Real Estate:
    One-to-four family                                                           $     580                   505
    Multi-family                                                                       674                    --
    Commercial                                                                         760                 1,502
                                                                               -----------------------------------
            Total                                                                    2,014                 2,007
REO                                                                                     --                    --
                                                                               -----------------------------------
            Total nonperforming assets                                           $   2,014                 2,007
                                                                               ===================================
Troubled debt restructurings                                                     $   2,499                 2,143
                                                                               ===================================
Allowance for loan losses as a percentage
  of gross loans receivable                                                           2.16%                2.14%
Nonaccrual loans as a percentage of
  gross loans receivable                                                              0.35%                0.41%
Nonperforming assets as a percentage
  of total assets                                                                     0.30%                0.31%

Noninterest Income

Noninterest income, which includes fees related to both lending and deposit gathering activities, for the three months ended March 31, 2000 and 1999, was $0.5 million for both periods. Neither quarter included any significant nonrecurring items.


Noninterest Expense

Noninterest expense for the three months ended March 31, 2000, was $2.3 million, compared to $2.5 million for the first quarter of 1999. The ratio of noninterest expense to average assets decreased to 1.41% for the three months ended March 31, 2000, from 1.63% for the same period in 1999.

The ratio of general and administrative expense to average assets for the three months ended March 31, 2000 was 1.40%, compared to 1.64% for the like period of 1999. The decrease in general and administrative expense for the three month period in 2000 compared to the first quarter of 1999 was due primarily to small decreases in compensation, FDIC insurance premiums and miscellaneous other charges.


Income Taxes

For the three months ended March 31, 2000, the Company recorded income taxes of $2.1 million, compared to income taxes of $1.7 million for the like period in 1999. Changes in the levels of recorded income taxes are related principally to changes in the levels of the Company's earnings before income taxes.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets at March 31, 2000, were $667.2 million, compared to $654.8 million at December 31, 1999. The Company's total cash and securities decreased modestly to $79.8 million at March 31, 2000, from $81.5 million at December 31, 1999. Loans receivable increased $14.5 million during the quarter ended March 31, 2000 as a result of $38.8 million of new loan originations, which offset $24.1 million of amortization and prepayments of loans. Total liabilities at March 31, 2000 were $616.7 million compared to $606.6 million at December 31, 1999. This increase was due to a net increase in deposits of $14.9 million. Shareholders' equity increased during the three months ended March 31, 2000, to $50.5 million, compared to $48.2 million at December 31, 1999, reflecting principally the $2.9 million of earnings for the period, offset by a $0.3 million increase in unrealized loss on securities available for sale (net of tax) and $0.3 million dividends paid to the Company's common shareholders.


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

For the three months ended March 31, 2000, the $14.5 million growth in the loan portfolio was funded primarily by a $9.2 million net increase in deposits and borrowings and $2.6 growth in retained earnings.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings (currently 4.0%). The Bank's average liquidity ratio for the three months ended March 31, 2000 was 12.65%.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $0.1 million at March 31, 2000, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.

Regulatory Capital

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at March 31, 2000, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at March 31, 2000 and December 31, 1999:

                                                                                               Minimum to be "Well
                                                   Actual as of           Minimum for          Capitalized" under
                             Actual as of           December 31,       capital adequacy        Prompt Corrective
                            March 31, 2000             1999                purposes            Action Provisions
                            --------------         -------------       ----------------        ---------------------

Tangible capital                7.71%                  7.50%                 1.50%                       N/A
Leverage Capital                7.71%                  7.50%                 4.00%                      5.00%
Risk-based Capital             10.76%                 10.45%                 8.00%                     10.00%

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

During 1999 and the first three months of 2000, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, or attempting to match new fixed rate loans against longer term FHLB advances, (b) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of the Company's FHLB advances and other borrowings and (c) purchasing an interest rate "swap" contract with the notational principal amount of $20 million in the second quarter of 1999.


At March 31, 2000, the Company was a party to interest rate swap agreements with notational principal amounts of $20 million for the purpose of asset/liability management. These swaps involve the receipt of floating interest rates based on 6 month LIBOR, and payments of fixed interest rates on the underlying principal amounts. The objective is the synthetic alteration of the nature of or the risk characteristics of the underlying asset or liability. These swaps mature in the third quarter of 2004. Swap interest income and expense is recorded using the accrual method and is included (net) in the Company's cost of deposits. The net gain incurred through for the three months ended March 31,2000 was approximately $31,000. The fair value of these swap agreements are not currently recognized as an asset or liability in the financial statements and are considered to be "off-balance-sheet" financial instruments. Highland did not hold any derivative financial instruments during the first quarter of 1999.

The Company's interest rate sensitivity "gap" and its net portfolio value have not materially changed since December 31, 1999. For more detailed information regarding the definition and measurement of these items, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

This discussion and analysis contains certain statements which constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, relating to, among other things, future cash dividends, and future earnings levels, which are subject to risks and uncertainties that could cause actual results, performance, or achievements to differ materially. These risks and uncertainties include economic conditions, interest rates, changes in government regulation and monetary policy, competition in the geographic and business areas in which Highland conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business-Factors That May Affect Future Results." in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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

                                HIGHLAND BANCORP, INC.
                                ----------------------
                                  (Registrant)


DATED:  May 10, 2000            by:  /s/ STEPHEN D. COOPER
                                     ---------------------
                                     Senior Vice President and Controller
                                     Principal Accounting Officer