Form 10-Q
period 2000-06-30
HIGHLAND BANCORP INC
filed 2000-08-14
CIK 1048486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________


                                   FORM 10-Q



     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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
                                            ---    ---

At August 7, 2000, 4,243,474 shares of the Registrant's common stock were outstanding.

                        PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollar amounts in thousands, except share data)

                                                                     June 30,          December 31,
                                                                       2000                1999
                                                                    ---------          ------------
                        ASSETS
Cash and cash equivalents                                           $  18,488               7,231
Securities available for sale                                          61,411              65,326
Securities held to maturity (fair value of $7,784 in 2000
  and $8,622 in 1999)                                                   8,119               8,943
Loans receivable, net                                                 578,739             545,690
Federal Home Loan Bank stock - at cost                                  9,295               8,945
Accrued interest receivable                                             4,867               4,402
Premises and equipment, net                                             1,903               2,147
Deferred income taxes, net                                              1,772               1,580
Other assets                                                            8,253              10,514
                                                                    ---------             -------
                                                                    $ 692,847             654,778
                                                                    =========             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                          $ 455,977             413,619
  Federal Home Loan Bank advances                                     175,900             178,900
  Securities sold under agreements to repurchase                           --               5,000
  Accounts payable and other liabilities                                8,068               8,782
  Income taxes payable                                                    301                 270
                                                                    ---------             -------
         Total liabilities                                            640,246             606,571
                                                                    ---------             -------

Shareholders' equity:
  Preferred stock - authorized 1,000,000 shares of $.01
    stated value; no shares issued                                          -                   -
  Common stock - authorized 8,000,000 shares of $.01
    stated value, issued 4,662,987 shares in 2000 and
    1999                                                                   47                  47
  Additional paid-in capital                                           15,518              15,518
  Retained earnings                                                    46,674              41,909
  Treasury shares - 419,513 shares in 2000 and
    1999, at cost                                                      (7,919)             (7,919)
  Accumulated other comprehensive loss-unrealized
    losses on securities available-for-sale:                           (1,719)             (1,348)
                                                                    ---------             -------
         Total shareholders' equity                                    52,601              48,207
                                                                    ---------             -------
                                                                    $ 692,847             654,778
                                                                    =========             =======

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollar amounts in thousands, except per share data)

                                                      Three months ended       Six months ended
                                                            June 30,                June 30,
                                                     -------------------      ------------------
                                                       2000        1999        2000        1999
                                                     -------      ------      ------      ------
Interest income:
  Loans                                              $14,122      12,436      27,841      24,893
  Securities                                           1,354       1,164       2,602       2,300
                                                      ------      ------      ------      ------
         Total interest income                        15,476      13,600      30,443      27,193
                                                      ------      ------      ------      ------

Interest expense:
  Deposits                                             5,414       4,618      10,426       9,153
  FHLB advances and other borrowings                   2,716       2,187       5,294       4,334
                                                      ------      ------      ------      ------
         Total interest expense                        8,130       6,805      15,720      13,487
                                                      ------      ------      ------      ------

         Net interest income                           7,346       6,795      14,723      13,706

Provision for losses on loans                            500         600       1,000       1,318
                                                      ------      ------      ------      ------
         Net interest income after provision for
            losses on loans                            6,846       6,195      13,723      12,388

Noninterest income:
  Gain on the sale of loans                               --         169          --         169
  Other                                                  587         498       1,061         967
                                                      ------      ------      ------      ------
        Total noninterest income                         587         667       1,061       1,136

Noninterest expense:
General & administrative expenses
  Compensation and benefits                            1,360       2,578       2,789       4,052
  Occupancy and equipment                                279         303         562         596
  FDIC insurance premiums                                 21          57          43         117
  Service bureau and related equipment rental            149         180         316         341
  Merger-related expenses                                428          --         428          --
  Other                                                  906         423       1,326         931
                                                      ------      ------      ------      ------
         Total general and administrative
            Expenses                                   3,143       3,541       5,464       6,037

  (Income) expense from operation of real
    estate acquired through foreclosure                   --         (80)          9         (83)
                                                      ------      ------      ------      ------
        Total noninterest expense                      3,143       3,461       5,473       5,954
                                                      ------      ------      ------      ------
        Income before income taxes                     4,290       3,401       9,311       7,570
Income taxes                                           1,802       1,408       3,909       3,129
                                                      ------      ------      ------      ------
        Net income                                     2,488       1,993       5,402       4,441
                                                      ------      ------      ------      ------
Other comprehensive income:
  Unrealized (losses) gains on securities
    available-for-sale                                   (52)     (1,186)       (562)     (1,226)
  Reclassification adjustment for gains (loss)
    included in income                                     -           -           -           -
  Income taxes on other comprehensive income
                                                          19         400         191         416
                                                      ------      ------      ------      ------
         Other comprehensive (loss) income, net
           of tax                                        (33)       (786)       (371)       (810)
                                                      ------      ------      ------      ------
Comprehensive income                                 $ 2,455       1,207       5,011       3,631
                                                      ======      ======      ======      ======
Basic net earnings per share                         $  0.58     $  0.45     $  1.27     $  1.01
                                                      ======      ======      ======      ======
Diluted net earnings per share                       $  0.57     $  0.44     $  1.24     $  0.98
                                                      ======      ======      ======      ======

HIGHLAND BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                                         Six months ended June 30,
                                                                                       ------------------------------
                                                                                         2000                  1999
                                                                                       --------               -------
Net cash flows from operating activities:
    Net income                                                                         $  5,402                  4,441
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of loans                                                                --                   (169)
        Amortization of premiums on securities                                               33                    104
        Federal Home Loan Bank stock dividend                                              (300)                  (199)
        Gain on sale of real estate acquired through foreclosure, net                        --                    (72)
        Deferred direct loan origination fees and costs, net                               (454)                  (492)
        Provision for losses on loans                                                     1,000                  1,318
        Decrease (increase) in accrued interest receivable                                 (465)                    36
        Depreciation                                                                        225                    233
        Decrease (increase) in other assets                                               2,261                    (15)
        Increase (decrease) in income taxes payable                                          31                 (2,001)
        Decrease in accounts payable and other liabilities                                 (714)                  (681)
                                                                                        -------                -------
            Net cash provided by operating activities                                     7,019                  2,503
                                                                                        -------                -------
Cash flows from investing activities:
        Purchases of securities available-for-sale                                       (2,991)               (29,815)
        Sales and maturities of securities available-for-sale                             6,333                 12,351
        Principal payments on securities held-to-maturity                                   801                  1,798
        Increase in FHLB stock                                                              (50)                    --
        Net increase in loans receivable                                                (33,595)               (28,930)
        Net costs capitalized on real estate acquired through
         foreclosure                                                                         --                    (81)
        Proceeds from the sale of loans                                                      --                  6,285
        Proceeds from the sale of real estate acquired through
         foreclosure                                                                         --                    716
        Sales (purchases) of premises and equipment, net                                     19                   (141)
                                                                                        -------                -------
            Net cash used in investing activities                                       (29,483)               (37,817)
                                                                                        -------                -------
Cash flows from financing activities:
        Net increase in deposits                                                         42,358                 40,733
        Common stock options exercised, including tax benefit                                --                  1,165
        Dividends paid on common stock                                                     (637)                  (552)
        Repurchase of treasury stock                                                         --                   (636)
        Proceeds from FHLB advances                                                      54,000                 22,000
        Repayments of FHLB advances                                                     (57,000)               (23,000)
        Decrease in securities sold under agreements to repurchase                       (5,000)                    --
                                                                                        -------                -------
            Net cash provided by financing activities                                    33,721                 39,710
                                                                                        -------                -------
Increase in cash and cash equivalents                                                    11,257                  4,396
Cash and cash equivalents at beginning of year                                            7,231                 28,776
                                                                                        -------                -------
Cash and cash equivalents at end of period                                             $ 18,488                 33,172
                                                                                        =======                =======
Supplemental disclosures of cash flow information:
        Interest paid                                                                  $ 15,870                 14,619
        Income taxes paid                                                                 3,879                  5,100
                                                                                        =======                =======
Supplemental disclosure of noncash investing and financing
   activities:
        Acquisition of real estate in settlement of loans                              $     --                    401
                                                                                        =======                =======

                     HIGHLAND BANCORP, INC. & SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Highland Bancorp, Inc. (the "Company" or "Highland"), without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and net income and comprehensive income and cash flows for the interim periods presented. The financial condition at June 30, 2000, and net income and comprehensive income for the three and six months ended June 30, 2000 are not necessarily indicative of income and comprehensive income that may be expected for the year ending December 31, 2000.

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

                                                        Three months ended                       Six months ended
                                                             June 30,                                June 30,
                                             ------------------------------------    ------------------------------------
                                                        2000              1999                  2000              1999
                                             ------------------------------------    ------------------------------------
Basic EPS - weighted average number of
 Shares used in computation                           4,243,474         4,403,335             4,243,474         4,393,916

Effect of dilutive securities - incremental
 shares from outstanding stock options                  137,832           122,757               116,972           114,935
                                             ------------------------------------    ------------------------------------
Diluted EPS - weighted average number of
 shares used in computation                           4,381,306         4,526,092             4,360,446         4,508,851
                                             ====================================    ====================================


NOTE C - PENDING ACQUISITION OF THE COMPANY

On April 24, 2000, the Company entered into an Agreement and Plan of Merger with Jackson Federal Bank, pursuant to which Jackson would acquire each share of Company, at a purchase price of $25.45 per share. This transaction is subject to the approval of the shareholders of the Company and to the receipt of all required regulatory approvals. It is anticipated that the transaction will close in the fourth quarter of 2000. As of June 30, 2000, the Company has incurred expenses related to the transaction of approximately $428,000, consisting primarily of legal expenses and investment banking expenses. The Company has not accrued compensation expenses or investment banking expenses that are contingent upon the completion of the merger. The Company estimates it will record compensation-related costs of approximately $7.1 million and additional investment banking and legal expenses of approximately $0.7 million upon completion of the merger.


NOTE D - SUBSEQUENT EVENT

On July 19, 2000, the Board of Directors declared a 7.5 cent per share cash dividend, payable to common stockholders of record as of July 31, 2000, to be paid on August 14, 2000.

HIGHLAND BANCORP, INC. & SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported net income for the three and six months ended June 30, 2000, of $2.5 million, or $0.57 diluted earnings per share, and $5.4 million, or $1.24 diluted earnings per share, respectively, compared to net income of $2.0 million, or $0.44 diluted earnings per share, and $4.4 million, or $0.98 diluted earnings per share, for the three and six months ended June 30, 1999. Non-recurring expenses negatively impacted both the 2000 and 1999 second quarters. Excluding non-recurring expenses of $838,000 recorded in the second quarter of 2000 and $1,210,000 recognized in the second quarter of 1999, diluted earnings per share for the three and six months ended June 30, 2000 would have been $0.68 and $1.35, respectively, and $0.60 and $1.14 for the three and six months ended June 30, 1999, respectively.


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

                                                 Three months ended June 30, 2000        Six months ended June 30, 2000
                                                     compared to three months                Compared to six months
                                                       ended June 30, 1999                     Ended June 30, 1999
                                                    Increase (Decrease) due to             Increase (Decrease) due to
                                             ----------------------------------------  ---------------------------------
                                                          (In thousands)                         (In thousands)
                                                  Volume        Rate        Net           Volume       Rate        Net
                                             ----------------------------------------  ---------------------------------
Interest Income:
Loans                                        $       1,637          49       1,686          3,092       (144)      2,948
Mortgage-related securities                            117          52         169            283        114         397
Other securities                                       (32)         53          21           (185)        90         (95)
                                             ----------------------------------------  ---------------------------------
Total interest income on interest-
  earning assets                                     1,722         154       1,876          3,190         60       3,250
                                             ----------------------------------------  ---------------------------------
Interest Expense:
Deposits                                               590         206         796            842        431       1,273
FHLB advances and other borrowings                     345         184         529            666        294         960
                                             ----------------------------------------  ---------------------------------
Total interest expense on interest-
  bearing liabilities                                  935         390       1,325          1,508        725       2,233
                                             ----------------------------------------  ---------------------------------
Change in net interest income                $         787        (236)        551          1,682       (665)      1,017
                                             ========================================  =================================

Net interest income was $7.3 million for the quarter ended June 30, 2000, compared with $6.8 million for the second quarter of 1999. For the first six months of 2000, net interest income was $14.7 million, compared with $13.7 million for the like period of 1999. The Company's net interest margins for the quarter and six months ended June 30, 2000 were 4.47% and 4.56%, respectively, compared with net interest margins of 4.64% and 4.69% for the like respective periods of 1999. The decrease in the net interest margins for 2000 compared with 1999 is due primarily to increases in the average rate paid on the Company's interest-bearing liabilities that have exceeded rate increases in the Company's interest-earning assets. The growth in the Company's deposits during the first six months of 2000 was entirely in certificates of deposit, which, combined with rising market interest rates, impacted the increase in the Company's cost of interest-bearing liabilities. The overall increases in net interest income for both the three and six months ended June 30, 2000 are due entirely to volume variances.

The following table reflects activity in the Company's loan portfolio:

                                                             For the six months ended June 30,
                                                           -------------------------------------
            (In thousands)                                      2000                  1999
                                                           -------------------------------------
Net loans at beginning of period                           $       545,690               483,694

Loans originated:
  Real estate loans:
     Multi-family                                                   40,105                37,311
     Commercial                                                     36,363                46,618
     Construction and land                                             593                 3,774
                                                           -------------------------------------
            Total loans originated                                  77,061                87,703

Less:
  Principal payments (including payoffs)                            44,205                59,980
  Loan sales                                                            --                 6,116
  Other, net                                                          (193)                   20
                                                           -------------------------------------
Loans receivable, net                                      $       578,739               505,281
                                                           =====================================

The $33.0 million increase in net loans for the first half of 2000 was created by $77.1 million in new loan originations, compared with $87.7 million in new loan originations for the like period of 1999. Loan principal payments and payoffs during the first six months of 2000 totaled $44.2 million compared to the $60.0 million in loan principal payments and payoffs during the first six months of 1999. This resulted in a $33.0 million of net loan growth in the six months ended June 30, 2000, compared to $21.6 million for the comparable 1999 period.

Provision and Allowance for Loan Losses

The Company's provisions for loan losses for the quarter and six months ended June 30, 2000, were $0.5 million and $1.0 million, respectively, compared with $0.6 million and $1.3 million for the like periods in 1999. At June 30, 2000, the Company's allowance for loan losses stood at $12.8 million compared with $12.0 million at December 31, 1999. The Company's ratio of nonperforming assets, consisting of nonaccrual loans, to total assets was 0.21% at June 30, 2000, compared with 0.31% at December 31, 1999. At June 30, 2000, nonperforming assets consisted of $1.5 million of nonaccrual loans and no real estate owned.

The following table sets forth information regarding the Company's allowance for loan losses at the dates and the periods indicated (in thousands):


                                                       For the six             For the six              For the year
                                                      months ended            months ended                  ended
                                                      June 30, 2000           June 30, 1999           December 31, 1999
                                                  ---------------------    --------------------     ----------------------
Balance at beginning of period                    $              11,951                   9,909                      9,909
Provision for loss                                                1,000                   1,318                      2,518
Chargeoffs:
   Real estate loans:
   One-to-four family                                                --                      24                         24
   Multi-family                                                     196                     375                        496
   Commercial                                                        --                      30                         29
   Consumer                                                          --                      --                         20
                                                  ---------------------    --------------------     ----------------------
            Total                                                   196                     429                        569
Recoveries:
   Multi-family                                                      --                      40                         93
                                                  ---------------------    --------------------     ----------------------
Balance at end of period                          $              12,755                  10,838                     11,951
                                                  =====================    ====================     ======================


While management believes that the allowance for loan losses at June 30, 2000, was adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that future economic conditions which may adversely affect the Company's market areas or other circumstances will not result in increases in problem loans and future loan losses, which may not be covered completely by the current allowance or may require provisions for loan losses in excess of past provisions, which would have an adverse effect on the Company's financial condition and results of operations.

The following table sets forth information regarding nonperforming assets and certain ratios at the dates indicated (in thousands):

                                                                 As of              As of
                                                             June 30, 2000    December 31, 1999
                                                           ---------------    -----------------
Nonaccrual loans:
  Real estate:
    One-to-four family                                     $           516                  505
    Commercial                                                         950                1,502
                                                           ---------------    -----------------
            Total                                                    1,466                2,007
Real estate acquired through foreclosure, net                           --                   --
                                                           ---------------    -----------------
            Total nonperforming assets                     $         1,466                2,007
                                                           ===============    =================
Troubled debt restructurings                               $         1,381                2,143
                                                           ===============    =================

Allowance for loan losses as a percentage
  of gross loans receivable                                           2.16%                2.14%
Nonaccrual loans as a percentage of
  gross loans receivable                                              0.25%                0.41%
Nonperforming assets as a percentage
  of total assets                                                     0.21%                0.31%

Noninterest Income

The Company's noninterest income consists principally of deposit-related service charges, other loan related fees and dividends on FHLB stock. Noninterest income was $0.6 million for the quarter ended June 30, 2000, compared with $0.7 million for the second quarter of 1999. For the first six months of both 2000 and 1999, noninterest income was $1.1 million. Other income for the quarter and six months ended June 30, 1999 included $0.2 million in gain on the sale of loans.

Noninterest Expense

General and administrative expense for the three and six months ended June 30, 2000, was $3.1 million and $5.5 million, respectively, compared to $3.5 million and $6.0 million for the same periods in 1999. The ratio of general and administrative expense to average assets for the three months ended June 30, 2000 was 1.84%, compared to 2.28% for the like period of 1999. Both the 2000 and 1999 second quarter totals were impacted by the recognition of non-recurring expenses. The 2000 second quarter totals include merger related expenses of $0.4 million and $0.4 million of legal costs, while the 1999 second quarter totals included $1.2 million in compensation expense as a result of the exercise of certain executives' stock options with a tax-offset cash bonus in 1999. Excluding these non-recurring costs, general and administrative expenses were comparable between both the second quarter and six-month periods ended June 30 2000 and 1999.

Income Taxes

For the three months and six months ended June 30, 2000, the Company recorded income taxes of $1.8 million and $3.9 million, compared to income taxes of $1.4 million and $3.1 million for the like periods in 1999. Changes in the levels of recorded income taxes are related to changes in the levels of the Company's income before income taxes.

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets at June 30, 2000, were $692.8 million, compared to $654.8 million at December 31, 1999. The Company's cash and investment securities increased to $88.0 million at June 30, 2000, from $81.5 million at December 31, 1999. Loans receivable increased $33.0 million during the six months ended June 30, 2000. Total liabilities at June 30, 2000 were $640.2 million compared to $606.6 million at December 31, 1999. This increase was due to a net increase in deposits of $42.4 million, while the Company reduced FHLB advances and other borrowings by $8.0 million. Shareholders' equity increased during the six months ended June 30, 2000 to $52.6 million, compared to $48.2 million at December 31, 1999, reflecting $5.4 million of net income for the period, offset by a $0.4 million increase in unrealized loss on securities available for sale (net of taxes) and $0.6 million dividends paid to the Company's common shareholders.

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

For the six months ended June 30, 2000, the growth in the investment and loan portfolios was funded primarily by a $42.4 million net increase in deposits, while the Company repaid $8.0 million (net) of FHLB advances and borrowings.

The Bank must, by regulation, maintain minimum levels of liquidity as a percentage of deposits and short-term borrowings. Effective November 24, 1998, the Office of Thrift Supervision (OTS) reduced this requirement from 5% to 4%. The OTS also excluded deposits with maturities exceeding one year from the liquidity base, while expanding the types of investments considered to be liquid assets. The new rule includes a separate requirement that each institution must maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio for the three months ended June 30, 2000 was 13.73%.

The liquidity of the parent company, Highland Bancorp, Inc., is dependent on several factors, including the payment of cash dividends by its subsidiary, Highland Federal Bank, or the ability to obtain borrowings. Without dividends from Highland Federal Bank, Highland Bancorp, Inc. must rely solely on existing cash and cash equivalents, which total $165 thousand at June 30, 2000, or on the ability to obtain borrowings to pay existing current liabilities and future operating expenses. The parent company's liquidity requirements are currently limited to shareholder dividends when declared, and certain incidental expenditures related to corporate obligations. The parent company currently has no separate operations from the subsidiary Bank.

Regulatory Capital

The OTS capital regulations require certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. First, the tangible capital requirement mandates that the Bank's stockholders' equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the leverage (core) capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 4.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items. The Bank was in compliance with all capital requirements in effect at June 30, 1999, and meets all standards necessary to be considered "well-capitalized" for regulatory capital purposes. The following table sets forth the Bank's required and actual regulatory capital ratios at June 30, 2000 and December 31, 1999:

                                                                                                Minimum to be "Well
                                                                            Minimum for          Capitalized" under
                              Actual as of            Actual as of        capital adequacy        Prompt Corrective
                             June 30, 2000         December 31, 1999         purposes             Action Provisions
                       -------------------------------------------------------------------------------------------------
Tangible capital                     7.79%                     7.50%                  1.50%                     N/A
Leverage Capital                     7.79%                     7.50%                  4.00%                   5.00%
Risk-based Capital                  10.87%                    10.45%                  8.00%                  10.00%

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

During 1999 and the first six months of 2000, the Company utilized the following strategies to manage interest rate risk: (a) originating primarily adjustable-rate new loans for the portfolio, or attempting to match new fixed rate loans against longer term FHLB advances, (b) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, in addition to lengthening the maturity of the Company's FHLB advances and other borrowings and (c) purchasing an interest rate "swap" contract with the notional principal amount of $20 million in 1999.

At June 30, 2000, the Company was a party to interest rate swap agreements with notional principal amounts of $20 million. These swaps involve the receipt of floating interest rates based on 6 month LIBOR, and payments of fixed interest rates on the underlying principal amounts. The objective is the synthetic alteration of the nature of or the risk characteristics of the underlying asset or liability. These swaps mature in the third quarter of 2004. Swap interest income and expense is recorded using the accrual method and is included (net) in the Company's cost of deposits. The net gain realized for the six months ended June 30, 2000 was approximately $60,000, compared to a net cost of $20,000 for the six months ended June 30, 1999. The fair value of these swap agreements are not currently recognized as an asset or liability in the financial statements and are considered to be "off-balance-sheet" financial instruments.

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

Item 3.  Not applicable

Item 4.  Not applicable

Item 5.  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K
On April 28, 2000 the Company filed a Report on Form 8-K reporting under Item 5 with respect to (1) the Agreement and Plan of Merger, dated April 24, 2000 by Jackson National Bank, Highland Bancorp, Inc. and Highland Federal Bank (2) News release dated April 25, 2000 reporting the Company entering into Agreement and Plan of Merger with Jackson Federal Bank, and (3) News release dated April 25, 2000 reporting the results for the first quarter of 2000 and the declaration of a cash dividend.


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

                                             HIGHLAND BANCORP, INC.
                                             ----------------------
                                              (Registrant)



DATED:  August 11, 2000                      by:  /s/ STEPHEN D. COOPER
                                                  ---------------------
                                                  Vice President and Controller
                                                  Principal Accounting Officer